Form 10-Q
period 1995-01-31
CONSILIUM INC
filed 1995-03-17
CIK 795090

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        (Mark One)

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ----- EXCHANGE ACT OF 1934

For the quarterly period ended     January 31, 1995
                                 --------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission File Number 0-17754

                                 CONSILIUM, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  94-2523965
              --------                                  ----------
   (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)

640 Clyde Court, Mountain View, California                 94043
- ------------------------------------------                 -----
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (415) 691-6100
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X   No
                                          -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of January 31, 1995:

Common Stock, $0.01 par value                              7,509,187
- -----------------------------                         ------------------
           Class                                       Number of Shares

                                CONSILIUM, INC.

                                     INDEX


                      PART I.       FINANCIAL INFORMATION

                                                              Page No.
                                                              --------
Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets --
             January 31, 1995 and October 31, 1994...........     3

             Consolidated Statements of Operations --
             Three months ended January 31, 1995
             and 1994........................................     4

             Consolidated Statements of Cash Flows --
             Three months ended January 31, 1995 and 1994....     5

             Notes to Consolidated Financial Statements......     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................     9

                        PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings..................................    13

Item 2.   Changes in Securities..............................    13

Item 3.   Defaults upon Senior Securities....................    13

Item 4.   Submission of Matters to a Vote of Security Holders    13

Item 5.   Other Information..................................    13

Item 6.   Exhibits and Reports on Form 8-K...................    13

          Signatures.........................................    16

                         PART I. FINANCIAL INFORMATION
                                CONSILIUM, INC.
                   CONDENSENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                      January 31, 1995  October 31, 1994
                                      ----------------  ----------------
                                        (unaudited)
        ASSETS
Current assets:
  Cash and cash equivalents             $   9,552          $   8,682
  Short term investments                    1,227              3,500
  Accounts receivable, net                  6,238              5,181
  Other current assets                      1,147              1,055
                                        ---------          ---------

            Total current assets           18,164             18,418

Property and equipment (net)                2,233              2,351
Software production costs (net)             5,416              5,524
Other assets                                  701                705
                                        ---------          ---------

            Total assets                $  26,514          $  26,998
                                        =========          =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $   1,386          $   1,209
  Deferred revenue                          4,928              4,962
  Capital lease obligation                    213                313
  Other current liabilities and
    accrued expenses                        3,786              4,589
                                        ---------          ---------

            Total current liabilities      10,313             11,073

Deferred revenue                            1,640              1,846
Deferred income taxes                         348                348
Accrued lease obligation                       68                 85
                                        ---------          ---------

            Total liabilities              12,369             13,352
                                        ---------          ---------


            Total stockholders' equity     14,145             13,646
                                        ---------          ---------

            Total liabilities and
              stockholders' equity      $  26,514          $  26,998
                                        =========          =========

The accompanying notes are an integral part of these consolidated financial statements.

                                CONSILIUM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data; unaudited)

                                        Three months ended
                                            January 31,
                                         1995        1994
                                     -----------  ----------
Revenues:

  Product                             $    3,801  $    2,359
  Services                                 1,110       1,954
  Maintenance                              2,580       2,384
  Development                                128         343
                                      ----------  ----------

    Total revenues                         7,619       7,040
                                      ----------  ----------

Costs and expenses:

  Product                                    798         622
  Services                                   975       1,880
  Research and development                 2,235       1,981
  Selling and marketing                    2,647       2,767
  General and administrative                 820         776
                                      ----------  ----------

    Total costs and expenses               7,475       8,026

Income/(loss) from operations                144        (986)

Interest income                              141         109
Interest expense                              (5)        (11)
                                      ----------  ----------

Income/(loss) before income taxes            280        (888)

Provision for income taxes                   182         187
                                      ----------  ----------

Net income/(loss)                     $       98  $   (1,075)
                                      ==========  ==========

Net income/(loss) per share           $     0.01  $    (0.15)
                                      ==========  ==========

Shares used in per share
calculations:                              7,621       7,275
                                      ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                CONSILIUM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands; unaudited)

                                                   Three months ended
                                                       January 31,
                                                  -------------------
                                                       1995      1994
Cash flows from operating activities:
  Net income (loss)                               $     98  $  (1,075)
                                                  --------  ---------
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization                       834       859
   Provision for doubtful accounts                     114        79
   Change in assets and liabilities:
    Accounts receivable, net                        (1,171)   (1,118)
    Other assets                                       (88)    1,033
    Accounts payable                                   177        92
    Deferred revenue                                  (240)      105
    Other liabilities and accrued expenses            (820)     (462)
    Deferred income taxes                            ---      (1,026)
                                                  --------  --------

     Total adjustments                              (1,194)     (438)
                                                  --------  --------

      Net cash used in operating activities         (1,096)   (1,513)
                                                  --------  --------

Cash flows from investing activities:
  Capital expenditures                                (251)     (248)
  Capitalized software production costs               (357)     (407)
  Purchases of short-term investments              (18,504)  (18,576)
  Sales of short-term investments                   20,777    20,824
                                                  --------  --------

      Net cash provided by investing activities      1,665     1,593
                                                  --------  --------

Cash flows from financing activities:
  Issuance of common stock                             401       525
  Principal payments on capital leases                (100)      (93)
                                                  --------  --------
      Net cash provided by financing activities        301       432
                                                  --------  --------

  Net increase in cash and cash equivalents            870       512
                                                  --------  --------

Cash and cash equivalents at beginning of period     8,682     7,153
                                                  --------  --------
Cash and cash equivalents at end of period        $  9,552  $  7,665
                                                  ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                                CONSILIUM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Consilium, Inc. and Subsidiaries (the Company) as of January 31, 1995 and October 31, 1994, including the results of operations and cash flows for the three month periods ended January 31, 1995 and 1994. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report as of and for the year ended October 31, 1994. The year-end condensed consolidated balance sheet data as of October 31, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations and cash flows for the three month period ended January 31, 1995 are not necessarily indicative of results of operations and cash flows for any future period.

2.   Software Production Costs (In thousands):

                             Three Months ended
                                 January 31,
                              1995      1994
                             ------    ------
     Capitalized software
     production costs         $357      $407

     Amortization of
     capitalized software
     production costs         $466      $529

3. Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Diluted common equivalent shares consist of stock options. Loss per share is based upon the weighted average number of common shares outstanding during the period.

4. The income tax charge for the three month period ended January 31, 1995 represents taxes on earnings of foreign subsidiaries, which are profitable, and taxes withheld on sales made in Korea and Japan. No income tax benefit has been computed on the loss of the parent company for the three month period ended January 31, 1994.

5. The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes as of November 1, 1993. Under SFAS 109, deferred income taxes are recognized for the tax consequences that will occur in future years because of differences between the tax basis of assets and liabilities and the financial accounting basis of such assets and liabilities. A valuation allowance has been established to reduce the deferred tax asset to the amount the Company believes is more likely than not to be realized.

     The cumulative effect of adoption of SFAS 109 was not material to the Company's results of operations or financial position for the year ended October 31, 1994. Prior periods have not been restated.

6. Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to classify debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. At January 31, 1995, substantially all of the Company's investments were classified as held-to-maturity and the difference between the cost and fair market value of those securities was negligible.

     The following table summarizes the Company's securities at January 31, 1995 (in thousands):

                                Amortized     Market
     Issue                        Cost        Value
     -----                      ---------     ------
     State, municipal, and
     county government notes     $1,227       $1,227
     and bonds

7. During the third quarter of fiscal 1994, the Company announced a worldwide consolidation of its operations and recorded a restructuring charge of $1,407,000. The consolidation primarily affected five field offices and was designed to improve efficiencies and bring operational expenses in line with revenues. Major cost components associated with the restructuring and their respective percentage of the total charge were severance pay amounts for fifteen terminated employees (38%), and lease and rental costs associated with the consolidation of the five offices and the consolidation of operations at the Company's headquarters facilities (39%). The balance is comprised of property and equipment write-offs in the offices affected, and incremental travel and legal fees.

     From a cash flow perspective, approximately $80,000 and $450,000 of this charge was paid out in the third and fourth quarters of fiscal 1994. During the first quarter of fiscal 1995, approximately $200,000 was paid out. Restructuring activities are expected to be completed by mid-year 1995 and the Company expects to pay out approximately $250,000 in cash related to remaining restructuring activities.

8. Certain reclassifications were made to the 1994 amounts to conform to the 1995 presentation. These reclassifications did not change the previously reported net loss of the Company.

9. In the ordinary course of business, various legal actions and claims pending have been filed against the Company. In the opinion of management, the ultimate liability, if any, with respect to these matters, will not materially affect the results of operations or financial position of the Company.

Item 2.     Management's Discussion and Analysis of Financial
            --------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

Results of Operations
- ---------------------

     Revenues.  Total revenues for the first quarter of fiscal 1995 increased 8%
     --------
to $7,619,000 compared with $7,040,000 in the first quarter of 1994. The increase was due primarily to higher product revenues, offset by a decline in development and development-related services revenues.

     Product revenues for the three month period ended January 31, 1995 increased 61% over the same period of the previous year. The current quarter increase was primarily due to higher revenue levels from the Company's newer WorkStream Open and FlowStream products. The Company expects that product revenue may be adversely impacted in the near term due to lack of broad market acceptance for its newer products.

     The Company's product license revenue has historically been concentrated in a relatively small number of customers and its products have a high average selling price. The large size of individual sales orders will continue to contribute to uncertainty about the results of future periods. The Company also has experienced delays in transitioning from a single product on a proprietary operating system to developing and supporting two products on new, standards-based technology.

     Domestic product revenue for the three months ended January 31, 1995 represented 54% of total product revenue compared with 56% in the same period of the previous year. License revenues attributable to the Company's WorkStream Open and FlowStream products represented 65% of product revenue in the three months ended January 31, 1995, compared with 49% in the same period of the previous year. License revenues attributable to the Company's original WorkStream product represented 35% of product revenue during the current fiscal quarter compared with 51% in same period last year.

     Services revenues for the three month period ended January 31, 1995 decreased 43% compared with the same period of fiscal 1994. Service revenues are derived primarily from custom programming services, resident and application consulting services, and customer training. In the first quarter of fiscal 1994, the Company recorded $850,000 of revenue earned on an automation project with a semiconductor customer to carry out custom programming and development work. This project became part of core product development after the first quarter of fiscal 1994. The Company had no such custom programming service revenue during the current quarter. Excluding this transaction, services revenues were essentially unchanged during the current quarter compared with the prior year period. The Company does not expect significant custom programming service revenues in the near term as programming resources are utilized on development projects and ongoing research and development activities.

     Maintenance revenues for the three month period ended January 31, 1995 increased 8% compared with the same period of fiscal 1994. The increase was attributable to higher maintenance levels from the Company's WorkStream Open and FlowStream product lines. The Company anticipates maintenance revenues associated with these newer products will increase slightly in the near term due to the higher volume of license revenues recorded in recent quarters. The Company also expects that maintenance revenues will remain a significant portion of total revenue for the foreseeable future.

     Development revenues for the three month period ended January 31, 1995 decreased 63% to $128,000, compared with $343,000 in the first quarter of fiscal 1994. The decrease is associated with the winding down and completion of recent porting and co-development activity. The Company is currently negotiating with customers for certain targeted development efforts that could result in an increase in development revenues. Development revenues include work associated with porting agreements and co-funded development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with the third parties having the non-exclusive rights to license and use the software. The results of these development contracts and porting projects are expected to become standard products upon completion of the work.

     Costs and Expenses.  Cost of product revenue was 21% of product revenue for
     -------------------
the three month period ended January 31, 1995, compared with 26% in the comparable period of fiscal 1994. Cost of product revenue includes amortization of software production costs, royalties, distributor commissions, and purchased software which is resold to the end customer, typically along with the Company's proprietary software. The absolute dollar increase in cost of product revenues from the comparable 1994 period was due to a change in the mix of product revenues coupled with associated higher royalties and purchased third party software, and offset by lower software amortization costs. Cost of product revenue is higher on sales of the Company's WorkStream Open and FlowStream products compared with its original WorkStream product. This is primarily due to royalties associated with third party applications embedded within these product lines.

     Cost of services revenue represented 88% of total service revenues for the quarter ended January 31, 1995, compared with 96% in the comparable quarter of fiscal 1994. Services costs include expenses for the customer response center, resident and application consulting services, customer services, and training groups within the Company. The absolute dollar decrease in cost of services compared with the same period last year was primarily due to a change in the nature of work performed by the corporate professional services group. The nature of a portion of the group's work changed from service-oriented projects to research and development, principally for the automation project discussed in the services revenue section above. These expenses, which were included in cost of services in the comparable period of 1994, are now included in research and development costs. Approximately $700,000 of costs attributable to this automation project were included in cost of services revenue in the comparable quarter of fiscal 1994. Other costs associated with the service departments remained essentially unchanged.

     Research and Development Expenses.   Research and development expenses were
     ----------------------------------
29% of total revenues for the quarter ended January 31, 1995, compared with 28% for the same quarter of the previous year. Included in these expenses are costs associated with porting and co-funded development projects, as well as costs of enhancing and maintaining existing products. The increase for the three month period ended January 31, 1995 compared with the same period last year was due to higher contractor expenses and a lower level of capitalized software costs.

     Capitalized software costs decreased to 14% of total research and development costs from 17% in the comparable quarter of 1994. The percentage decrease was due to a decline in the absolute dollar amount of software costs capitalized during these periods, and higher research and development expenses incurred for ongoing development of the Company's WorkStream, FlowStream and next generation products. Capitalized costs attributable to the Company's FlowStream product were lower during the current quarter compared with the same period last year due to the completion of projects associated with an upcoming release. In accordance with FASB 86, the amount of research and development expenditures capitalized in a given period of time depends upon the nature of development performed. Accordingly, amounts capitalized may vary from period to period.

     Selling and Marketing Expenses.   Selling and marketing expenses were 35%
     -------------------------------
of total revenues for the quarter ended January 31, 1995, compared with 39% in the comparable quarter of fiscal 1994. The absolute dollar decrease for the three months ended January 31, 1995 compared with the same period last year was primarily due to a decline in salary, travel and office expenses and in part to the consolidation of sales operations which occurred during the third quarter of fiscal 1994.

     General and Administrative Expenses.  General and administrative expenses
     ------------------------------------
were essentially unchanged at 11% of total revenues for three month periods ended January 31, 1995 and 1994. General and administrative costs include the costs of the finance, accounting, purchasing and administrative operations of the Company. The absolute dollar increase for the current quarter ended January 31, 1995 compared with the same period last year was due to an increase in the allowance for doubtful accounts and salary related expenses.

     Interest Income and Expense.  For the three month period ended January 31,
     ----------------------------
1995, interest income was $141,000, compared with $109,000 for the same period of the previous year. Higher interest rate levels during this comparable period offset by lower invested cash balances accounted for the increase. Interest expense for the three month period ended January 31, 1995 was $5,000, compared with interest expense of $11,000 for the same period of the last fiscal year. Interest expense relates to property and equipment financed under capital leases.

     Provision for Income Taxes.  The current period's effective tax rate of 65%
     --------------------------
represents taxes on earnings of foreign subsidiaries and taxes withheld on sales made primarily in Japan and Korea. The comparable rate for the first quarter of fiscal 1994 was 21%.

     Net Income (Loss)  The Company had net income of $98,000 or $.01 per share
     -----------------
in the quarter ended January 31, 1995, compared with a net loss of $1,075,000 or $.15 per share, in the same period of the prior year. The current quarter net income was the result of higher revenues and lower costs and expenses compared with the same period of the previous year.

     Quarterly Results.  The Company's results of operations have historically
     -----------------
fluctuated on a quarterly basis due to several factors. The relatively high average selling price of the Company's products, the dependence on a small base of customers, a relative small number of transactions, and the entry of the Company's new products into new markets can cause significant variations in
revenues and net income or loss from quarter to quarter.   The operating results
in any quarter are not necessarily indicative of results for future financial periods.

     Liquidity and Capital Resources.  As of January 31, 1995, the Company had
     --------------------------------
$9,552,000 in cash and cash equivalents, as well as $1,227,000 in short-term investments. These balances result primarily from $10,600,000 in net proceeds remaining from the Company's 1989 initial public offering of securities and approximately $3,000,000 from stock sold to Digital Equipment Corporation during 1990 and 1989. The Company's total cash and investment holdings have declined 15% over the past twelve months, primarily due to operational losses and the payment of expenses associated with restructuring in late fiscal 1994.

     Management believes the existing cash and cash equivalents, including short-term investments, will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements for the next twelve months.

      PART II.                OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------
         The information required by this item is set forth in note 9 of the Condensed Consolidated Financial Statements on page 8 of this Form 10Q for the quarterly period ended January 31, 1995, and is hereby incorporated by reference.

Item 2.  Changes in Securities
         ---------------------
         None

Item 3.  Defaults upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         None

Item 5.  Other Information
         ------------------
         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   (a).  List of Exhibits

  Exhibit
  Number       Exhibit Title
  -------      -------------

     3.1*      Certificate of Incorporation of the Company.

     3.2*      Bylaws of the Company.

     10.1** Lease agreement for the Company's principal facility, dated November 28, 1988, among the Company and John Arrillaga, Trustee of the John Arrillaga Separate Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property Trust.

     10.2** Master Lease Agreement, dated December 2, 1988, between the Company and General Electric Capital Corporation, with schedules.

     10.3*** Lease agreement paperwork for the 630 Clyde Court facility, dated March 6, 1990, among the Company and Santa Clara Property Associates.

     10.5** Letter Agreement, dated July 22, 1987, with respect to the employment of Thomas Tomasetti.

     10.6@*    Form of Director and Officer Indemnity Agreement.

     10.7**@ Form of Stock Purchase Agreement entered into with certain of the Company's officers dated June 3, 1983.

     10.8**@   Amended and Restated 1983 Stock Option Plan.

     10.10**@ Forms of Stock Option Agreement used in conjunction with the 1983 Stock Option Plan.

     10.11**@  1989 Employee Stock Purchase Plan.

     10.12**@  Consilium Savings and Retirement Plan.

     10.14**# Series C Preferred Stock Purchase Agreement, dated March 6, 1989, between the Company and Digital Equipment Corporation.

     10.15**# Development Agreement between the Company and Digital Equipment Corporation, dated March 6, 1989.

     10.17@*** 1990 Outside Director's Stock Option Plan.

     10.18@*** Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's Stock Option Plan.

     10.19#****Agreement between the Company and Honeywell, Inc., Industrial
               Automation and Control, dated April 1, 1993.

     10.20* Nonqualified Stock Option Agreement between the Company and L. Barton Alexander dated November 30, 1993.

     10.21* Nonqualified Stock Option Agreement between the Company and L. Barton Alexander dated November 30, 1993.

     10.22* Nonqualified Stock Option Agreement between the Company and Gerard H. Langeler dated November 30, 1993.

     11.1 Computation of Earnings and Loss Per Share (three months ended January 31, 1995 and 1994).

     27        Financial Data Schedule

     * Incorporated by reference from exhibits of the same number in Registrant's quarterly report on 10-Q filed on September 14, 1994.

     ** Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

     *** Incorporated by reference from exhibits 10.16 and 10.17 of the Company's Annual Report on Form 10-K for the year ended October 31, 1990.

     **** Incorporated by reference from exhibit 10.19 to Registrant's quarterly report on Form 10-Q filed on June 11, 1993.


     # The Securities and Exchange Commission has granted confidential treatment for portions of this document.

     @    Compensatory or employment arrangement.

   (b)    Reports on Form 8-K

               No report on Form 8-K was filed during the quarter ended January 31, 1995.

                                  Signatures



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the chief accounting officer of the registrant.


                                        CONSILIUM, INC.
                                    -----------------------
                                        (Registrant)



Date   March 15, 1995           by:  /s/ Richard H. Van Hoesen
     --------------------          ----------------------------
                                   Richard H. Van Hoesen
                                   Vice President, Finance and
                                   Administration and
                                   Principal Financial Officer