Form 10-Q
period 1995-04-30
CONSILIUM INC
filed 1995-06-14
CIK 795090

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     (Mark One)

      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ____
         EXCHANGE ACT OF 1934

    For the quarterly period ended    April 30, 1995
                                    ------------------

                                      OR

    ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________to____________________

                         Commission File Number 0-17754

                                 CONSILIUM, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                    Delaware                           94-2523965
                    --------                           ----------
          (State or other jurisdiction of     (IRS Employer Identification No.)
          incorporation or organization)


    640 Clyde Court, Mountain View, California               94043
    ------------------------------------------               -----
     (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code:    (415) 691-6100
                                                            -------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes   X          No
                                          -----           -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1995:

     Common Stock, $0.01 par value                         7,512,896
     -----------------------------                     ------------------
                Class                                   Number of Shares

                                CONSILIUM, INC.

                                     INDEX


                      PART I.      FINANCIAL INFORMATION

                                                            Page No.
                                                            --------
Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets -
              April 30, 1995 and October 31, 1994.............     3

              Consolidated Statements of Operations -
              Three and six months ended April 30, 1995
              and 1994........................................     4

              Consolidated Statements of Cash Flows -
              Six months ended April 30, 1995 and
              1994............................................     5

              Notes to Consolidated Financial Statements......     6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................     8

                      PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings...................................    12

Item 2.   Changes in Securities...............................    12

Item 3.   Defaults upon Senior Securities.....................    12

Item 4.   Submission of Matters to a Vote of Security Holders.    12

Item 5.   Other Information...................................    12

Item 6.   Exhibits and Reports on Form 8-K....................    12

           Signatures.........................................    15

                        PART I.  FINANCIAL INFORMATION
                                CONSILIUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                              April 30, 1995     October 31, 1994
                                              --------------     ----------------
                                               (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                   $    11,393         $     8,682
   Short term investments                                                3,500
   Accounts receivable, net                          7,328               5,181
   Other current assets                              1,005               1,055
                                               -----------         -----------

         Total current assets                       19,726              18,418

Property and equipment (net)                         2,082               2,351
Software production costs (net)                      5,296               5,524
Other assets                                           697                 705
                                               -----------         -----------

         Total assets                          $    27,801         $    26,998
                                               ===========         ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $     1,432         $     1,209
   Deferred  revenue                                 5,892               4,962
   Capital lease obligation                            112                 313
   Other current liabilities and
     accrued expenses                                4,165               4,589
                                               -----------         -----------

         Total current liabilities                  11,601              11,073

Deferred revenue                                     1,460               1,846
Deferred income taxes                                  348                 348
Accrued lease obligation                                51                  85
                                               -----------         -----------

         Total liabilities                          13,460              13,352
                                               -----------         -----------


         Total stockholders' equity                 14,341              13,646
                                               -----------         -----------

         Total liabilities and
           stockholders' equity                $    27,801         $    26,998
                                               ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data; unaudited)

                                          Three months ended        Six months ended
                                              April 30,                 April 30,
                                          1995        1994          1995        1994
                                        -------     -------       -------     -------
Revenues:

  Product                              $  3,648    $  2,046      $  7,449    $  4,405
  Services                                1,402         977         2,512       2,931
  Maintenance                             2,731       2,361         5,311       4,745
  Development                               330       1,605           458       1,948
                                        -------     -------       -------     -------
    Total revenues                        8,111       6,989        15,730      14,029
                                        -------     -------       -------     -------
Costs and expenses:

  Product                                   720         764         1,518       1,386
  Services                                1,062         857         2,037       2,737
  Research and development                2,677       3,296         4,912       5,277
  Selling and marketing                   2,752       3,124         5,399       5,891
  General and administrative                773         785         1,593       1,561
                                        -------     -------       -------     -------
    Total costs and expenses              7,984       8,826        15,459      16,852

Income/(loss) from operations               127      (1,837)          271      (2,823)

Interest income                             151          97           292         206
Interest expense                             (3)         (9)           (8)        (20)
                                        -------     -------       -------     -------
Income/(loss) before income taxes           275      (1,749)          555      (2,637)

Provision for income taxes                  109          85           291         272
                                        -------     -------       -------     -------
Net income/(loss)                      $    166    $ (1,834)     $    264    $ (2,909)
                                        =======     =======       =======     =======
Net income/(loss) per share            $   0.02    $  (0.25)     $   0.03    $  (0.40)
                                        =======     =======       =======     =======
Shares used in per share
calculations:                             7,728       7,347         7,675       7,311
                                        =======     =======       =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                CONSILIUM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands; unaudited)

                                                          Three months ended           Six months ended
                                                               April 30,                   April 30,
                                                            1995          1994          1995          1994
                                                       ---------     ---------     ---------     ---------
Cash flows from operating activities:
  Net income (loss)                                    $     166     $  (1,834)    $     264     $  (2,909)
                                                       ---------     ---------     ---------     ---------
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
    Depreciation and amortization                            856           789         1,690         1,648
    Provision for doubtful accounts                           50            27           164           106
    Change in assets and liabilities:
      Accounts receivable, net                            (1,140)        1,069        (2,311)          (49)
      Other assets                                           146             5            58         1,038
      Accounts payable                                        46          (134)          223           (42)
      Deferred revenue                                       784           640           544           745
      Other liabilities and accrued expenses                 362           536          (458)           74
      Deferred income taxes                                  ---            (1)          ---        (1,027)
                                                       ---------     ---------     ---------     ---------

        Total adjustments                                  1,104         2,931           (90)        2,493
                                                       ---------     ---------     ---------     ---------

          Net cash provided by
            (used in) operating activities                 1,270         1,097           174          (416)
                                                       ---------     ---------     ---------     ---------

Cash flows from investing activities:
  Capital expenditures                                      (240)         (169)         (491)         (417)
  Capitalized software production costs                     (345)         (444)         (702)         (851)
  Purchases of short-term investments                    (26,180)      (23,574)      (44,684)      (42,150)
  Sales of short-term investments                         27,407        24,055        48,184        44,879
                                                       ---------     ---------     ---------     ---------

          Net cash provided by investing activities          642          (132)        2,307         1,461
                                                       ---------     ---------     ---------     ---------

Cash flows from financing activities:
  Issuance of common stock                                    30           171           431           696
  Principal payments on capital leases                      (101)          (95)         (201)         (188)
                                                       ---------     ---------     ---------     ---------
          Net cash provided by financing activities          (71)           76           230           508
                                                       ---------     ---------     ---------     ---------

  Net increase in cash and cash equivalents                1,841         1,041         2,711         1,553
                                                       ---------     ---------     ---------     ---------
Cash and cash equivalents at beginning of period           9,552         7,665         8,682         7,153
                                                       ---------     ---------     ---------     ---------
Cash and cash equivalents at end of period             $  11,393     $   8,706     $  11,393     $   8,706
                                                       =========     =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                                CONSILIUM, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Consilium, Inc. and Subsidiaries ("the Company") as of April 30, 1995 and October 31, 1994, including the results of operations and cash flows for the three and six months ended April 30, 1995 and 1994. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report as of and for the year ended October 31, 1994. The year-end condensed consolidated balance sheet data as of October 31, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations and cash flows for the three and six months ended April 30, 1995 are not necessarily indicative of results of operations and cash flows for any future period.

2.   Software Production Costs (in thousands):


                             Three Months Ended    Six Months Ended
                                  April 30,            April 30,
                             -------------------   -----------------
                              1995        1994      1995      1994
                             ------     --------   -------    ------

     Capitalized software
     production costs         $ 345       $ 444     $ 702      $ 851

     Amortization of
     capitalized software
     production costs         $ 466       $ 452     $ 932      $ 981


3. Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the dilutive effect of stock options as computed using the treasury stock method. Net loss per share is based upon the weighted average number of common shares outstanding during the period.

4. The income tax provision for the three and six months ended April 30, 1995 represents taxes on earnings of certain foreign subsidiaries, which are profitable, and taxes withheld on sales made in certain foreign jurisdictions. No income tax benefit has been taken on the loss of the parent company for either the three or six months ended April 30, 1994.

5. The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" as of November 1, 1993. Under SFAS 109, deferred income taxes are recognized for the tax consequences that will occur in future years because of differences between the tax basis of assets and liabilities and the financial accounting basis of such assets and liabilities. A valuation allowance has been established to reduce the deferred tax asset to the amount the Company believes is more likely than not to be realized.

     The cumulative effect of adoption of SFAS 109 was not material to the Company's financial position as of October 31, 1994, or the results of operations for the year then ended. Prior periods have not been restated.

6. Effective November 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to classify debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. At April 30, 1995, the Company held no investments in debt or equity securities.

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

     From a cash flow perspective, approximately $80,000 and $450,000 of this charge was paid out in the third and fourth quarters of fiscal 1994, respectively. During the first and second quarters of fiscal 1995, approximately $200,000 and $166,000, respectively, was paid out. Restructuring activities are expected to be completed by mid-year 1995 and the Company expects to pay out approximately $100,000 in cash related to remaining restructuring activities.

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

Item 2.  Management's Discussion and Analysis of Financial
         --------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations
- ---------------------

     Revenues.  Total revenues for the second quarter of fiscal 1995 increased
     --------
16% to $8,111,000 compared with $6,989,000 in the second quarter of 1994. Revenues for the first six months of fiscal 1995 increased 12% to $15,730,000, compared with $14,029,000 in the same period in 1994. The increase was due primarily to higher product, maintenance and services revenues, partially offset by a decline in development revenues.

     Product revenues for the three and six months ended April 30, 1995 increased 78% and 69% over the same periods of the previous year. The current quarter's increase was primarily due to higher revenue levels from the Company's newer WorkStream Open(TM) and FlowStream(R) product lines, as well as a renewed growth in sales from the original WorkStream(R) product.

     The Company's product license revenue historically has been concentrated in a relatively small number of customers and its products have a high average selling price. The large size of individual sales orders will continue to contribute to uncertainty about the results of future periods.

     Broken out by geographic region, North American product revenue for the three and six months ended April 30, 1995 represented 50% and 53% of total product revenue, respectively, compared with 66% and 61% in the same periods of the previous year. Broken out by product line, license revenues attributable to the Company's newer WorkStream Open and FlowStream products represented 52% of product revenue in the three months ended April 30, 1995, compared with 51% in the same period of the previous year. License revenues attributable to the Company's original WorkStream product represented 48% of product revenue during the second quarter compared with 49% in the same period last year.

     Services revenues for the three months ended April 30, 1995 increased 44% to $1,402,000 compared with $977,000 for the same period of fiscal 1994. Services revenues are derived primarily from custom programming services, resident and application consulting services, and customer training. For the six months ended April 30, 1995, services revenues decreased 14% compared with the same period of fiscal 1994. This was primarily due to the existence in the 1994 period of a large custom services project for a semiconductor customer, the results of which subsequently became part of core development and were therefore no longer reflected in services revenues, but were incorporated into development revenue in the beginning of Q3 1994. Revenue of $850,000 earned in the first quarter of 1994 from custom development for the project was recorded as services revenue in the first half of 1994. No such custom programming services were earned to date in 1995. Services revenues are normally subject to fluctuation due primarily to the timing of new contracts and the completion of existing projects.

     Maintenance revenues for the three and six months ended April 30, 1995 increased 16% and 12%, respectively, compared with the same periods of 1994.
The increases were attributable to higher maintenance levels from the Company's WorkStream Open and FlowStream product lines as well as from renewals of previously lapsed maintenance contracts for its original WorkStream product.
The Company anticipates maintenance revenues associated with its newer WorkStream Open and FlowStream products will continue to increase in the near term due to a higher volume of product licenses sold in recent quarters which are beginning to come off warranty and commence maintenance terms. The Company also believes that maintenance levels for its original WorkStream product may rise slightly in the near term due to the recent resurgence in contract renewals from previously lapsed maintenance contracts. The Company expects that maintenance revenues will remain a significant portion of total revenue for the foreseeable future.

     Development revenues for the three months ended April 30, 1995 decreased 79% to $330,000, compared with $1,605,000 in the second quarter of fiscal 1994. For the six months ended April 30, 1995, development revenue decreased 76% from the prior year period. The decrease is associated with the completion of activities related to certain customer-funded development projects after the second quarter of 1994. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with the third parties having the non-exclusive rights to license and use the software, often sooner than otherwise would have occurred. The results of these development contracts and porting projects are expected to become standard products upon completion of the work.

     Costs and Expenses.  Cost of product revenue was 20% of product revenue for
     -------------------
both the three and six months ended April 30, 1995, compared with 37% and 31% in the comparable periods of fiscal 1994. The decrease in cost of product revenue as a percentage of product revenue resulted from a higher percentage increase in product revenues than in cost of product revenues. The lower increase in cost of product revenues relative to product revenues primarily resulted from a small decline in the amount of software costs amortized during the comparable six month periods. Cost of product revenue includes amortization of software production costs, royalties, distributor commissions, and purchased software which is resold to the end customer, typically along with the Company's proprietary software. The absolute dollar increase of $132,000 in cost of product revenues from the comparable six month period in 1994 was due primarily to an increase in product revenue, coupled with a change in the mix of product revenues resulting in higher royalties from embedded and purchased third party software. In general, cost of product revenue is higher on sales of the Company's WorkStream Open and FlowStream products compared with its original WorkStream product. This is primarily due to royalties associated with third party applications embedded within these product lines.

     Cost of services revenue represented 76% and 81% of total service revenues for the three and six months ended April 30, 1995, compared with 88% and 93% in the comparable periods of fiscal 1994. This decrease in the percentage of cost of services revenues resulted from a higher percentage increase in services revenues than in cost of services revenues for the three and six month periods of 1995. Services costs include expenses for the customer response center, resident and application consulting services, customer services, and training groups within the Company. The absolute dollar increase in cost of services of $205,000 for the recent three month period compared with the same period last year was primarily due to an increase in staffing levels in the services organization required to support a higher level of revenue.

     Research and Development Expenses.   Research and development expenses were
     ---------------------------------
$2,677,000 and $4,912,000 for the three and six months ended April 30, 1995, or 33% and 31% of total revenues, respectively, compared with $3,296,000 and $5,277,000, or 47% and 38%, respectively, for the comparable periods of the previous year. The decrease in the recent three month period compared with the same quarter last year was due to a lower level of overall research and development activity in the current year compared with the levels in the second quarter of 1994, which had been increased to complete certain development efforts in that period. Included in research and development expenses are costs associated with the development of new products, costs of enhancing and maintaining existing products, as well as costs of porting and funded-development projects.

     As a percentage of total research and development costs, capitalized software costs decreased slightly from the comparable three and six months ended April 30, 1994. On an absolute dollar basis, for the three months ended April 30, 1995, capitalized software decreased $99,000, or 22% from the prior year period. The decrease was due to a decline in the absolute dollar amount of software costs incurred during these periods, coupled with a lower rate of capitalization, as well as higher research and development expenses incurred for ongoing development of the Company's WorkStream, FlowStream and next-generation products. In accordance with SFAS 86, software production costs are capitalized from the point of the establishment of technological feasibility of the product to the time that the product is available for general release. The amounts of research and development expenditures capitalized in a given period of time depends upon the nature of development performed. Accordingly, amounts capitalized may vary from period to period.

     Selling and Marketing Expenses.   Selling and marketing expenses were 34%
     -------------------------------
of total revenues for both the three and six months ended April 30, 1995, compared with 45% and 42% for the comparable periods of the previous year. The absolute dollar decrease of $372,000, or 12%, for the three months ended April 30, 1995 compared with the same period last year was primarily due to a decline in salary, travel and office expenses resulting in part from the consolidation of sales operations which occurred during the third quarter of fiscal 1994.

     General and Administrative Expenses.  General and administrative expenses
     ------------------------------------
were 10% of total revenues for both the three and six months ended April 30, 1995 compared with 11% for both the comparable periods in 1994. General and administrative costs include the costs of the finance, accounting, purchasing and administrative operations of the Company. The absolute dollar decrease for the current quarter ended April 30, 1995 compared with the same period last year was negligible.

     Interest Income and Expense.  For the three and six months ended April 30,
     ----------------------------
1995, interest income was $151,000 and $292,000, respectively, compared with interest income of $97,000 and $206,000 for the same periods of the previous year. Higher interest rate levels during this comparable period offset by lower invested cash balances accounted for the increase. Interest expense of $3,000 and $8,000 for the three and six months period ended April 30, 1995 relates to property and equipment financed under capital leases.

     Provision for Income Taxes.  The current period effective tax rate of 40%
     --------------------------
represents taxes on earnings of certain foreign subsidiaries and taxes withheld on sales made in certain foreign jurisdictions. The comparable rate for the second quarter of fiscal 1994 was 5%.

     Net Income (Loss)  The Company had net income of $166,000, or $.02 per
     -----------------
share, in the quarter ended April 30, 1995, compared with a net loss of $1,834,000, or $.25 per share, in the same period of the prior year. For the six months ended April 30, 1995, the net income was $264,000, or $.03 per share, as compared with a net loss of $2,909,000, or $.40 per share, in the same period last year. The current quarter and six month period net income was the result of higher revenues and lower expenses compared with the same periods of the previous year.

     Quarterly Results.  The Company's results of operations historically have
     -----------------
fluctuated on a quarterly basis due to several factors. These factors include the relatively high average selling price of the Company's products, the dependence on a small base of customers, a relatively small number of transactions, market acceptance of new products, the timing and shipment of new orders, and the general economic conditions in the Company's primary markets. Such factors can cause significant variations in revenues and net income or loss from quarter to quarter. The operating results in any quarter are not necessarily indicative of results for future financial periods.

Liquidity and Capital Resources.  As of April 30, 1995, the Company had
- --------------------------------
$11,393,000 in cash and cash equivalents, as compared to $12,362,000 at October 31, 1994 and $10,779,000 at January 31, 1995. The October 31, 1994 and January
31, 1995 periods included short-term investments, of which there were none in the period ended April 30, 1995. The decrease in the total cash compared with the prior fiscal year end balance resulted from capital expenditures and capitalized software production costs exceeding net cash provided by operating activities. The increase in cash compared with the totals at January 31, 1995 resulted from cash provided by operating activities exceeding capital expenditures and capitalized software production costs.

     Management believes the existing cash and cash equivalents will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

      PART II.                OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------
          None

Item 2.   Changes in Securities
          ---------------------
          None

Item 3.   Defaults upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its Annual Meeting of Stockholders on March 22, 1995. The stockholders voted on proposals to :

          1.     Elect one Class I Director of the Company, Robert Horne.

          2. Appoint Coopers & Lybrand L.L.P. as independent accountants of the Company for the fiscal year ended October 31, 1995.

          The proposals were approved by the following votes:


                                                 Authority
                                                 Withheld/            Broker
                                  For             Against   Abstain  Non-Votes
                                  -----          ---------  -------  ---------
            1. Election of        6,549,004      117,395        ---        ---
               Class I Director,
               Robert Horne

            2. Appoint Coopers    6,654,667        6,300      5,432        ---
               & Lybrand L.L.P.


            The terms of Directors in Class II (Thomas Tomasetti and L. Barton Alexander) and Class III (Jonathan Golovin) will continue until the Annual Meeting of Stockholders in 1996 and 1997, respectively.

Item 5.   Other Information
          ------------------
          None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

      (a).    List of Exhibits

       Exhibit
       Number           Exhibit Title
       ------           -------------

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

        10.14**# Series C Preferred Stock Purchase Agreement, dated March 6, 1989, between the Company and Digital Equipment Corporation.

        10.15**# Development Agreement between the Company and Digital Equipment Corporation, dated March 6, 1989.

        10.17@***       1990 Outside Director's Stock Option Plan.

        10.18@***       Forms of Outside Directors Stock Option Agreement used
                        in conjunction with the 1990 Outside Director's Stock
                        Option Plan.

        10.19#****      Agreement between the Company and Honeywell, Inc.,
                        Industrial Automation and Control, dated April 1, 1993.

        10.20* Nonqualified Stock Option Agreement between the Company and L. Barton Alexander dated November 30, 1993.

        10.21* Nonqualified Stock Option Agreement between the Company and L. Barton Alexander dated November 30, 1993.

        10.22* Nonqualified Stock Option Agreement between the Company and Gerard H. Langeler dated November 30, 1993.

        10.23 Amendment to Nonqualified Stock Option Agreement between the Company and Gerard H. Langeler dated March 22, 1995.

        11.1 Computation of Earnings and Loss Per Share (three months ended April 30, 1995 and 1994).

        11.2 Computation of Earnings and Loss Per Share (six months ended April 30, 1995 and 1994).

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

       (b)              Reports on Form 8-K

                               No report on Form 8-K was filed during the quarter ended April 30, 1995

                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the chief accounting officer of the registrant.


                                         CONSILIUM, INC.
                                      --------------------
                                         (Registrant)



Date       June 14, 1995              by: /s/ Richard H. Van Hoesen
    ----------------------                ----------------------------------
                                          Richard H. Van Hoesen
                                          Vice President, Finance and
                                          Administration and Chief Financial
                                          Officer


                                           /s/ Clifton Wong
                                           ---------------------------------
                                           Clifton Wong
                                           Controller and
                                           Chief Accounting Officer

                                EXHIBIT INDEX


Exhibit No.                 Description
- ----------                  -----------

  10.23                     Amendment of Stock Options

  11.1                      Computation of Earnings and loss
                            per share - 3 months

  11.2                      Computation of Earnings and loss
                            per share - 6 months

  27.1                      Financial Data Schedule