Form 10-Q
period 1995-07-31
CONSILIUM INC
filed 1995-09-14
CIK 795090

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934

For the quarterly period ended   July 31, 1995
                              ----------------

                                      OR

_____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from__________________to _________________

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

                                      Yes    X     No _______
                                          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1995:

Common Stock, $0.01 par value                     7,683,644
-----------------------------                  -----------------------
            Class                                 Number of Shares

                                CONSILIUM, INC.

                                     INDEX


                        PART I.   FINANCIAL INFORMATION

                                                                      Page No.
                                                                      --------
Item 1.     Financial Statements:

                Condensed Consolidated Balance Sheets -
                July 31, 1995 and October 31, 1994....................       3

                Condensed Consolidated Statements of Operations -
                Three and nine months ended July 31, 1995
                and 1994..............................................       4

                Condensed Consolidated Statements of Cash Flows -
                Nine months ended July 31, 1995 and 1994..............       5

                Notes to Condensed Consolidated Financial Statements..       6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................       8

                         PART II.   OTHER INFORMATION

Item 1.     Legal Proceedings.........................................      12

Item 2.     Changes in Securities.....................................      12

Item 3.     Defaults upon Senior Securities...........................      12

Item 4.     Submission of Matters to a Vote of Security Holders.......      12

Item 5.     Other Information.........................................      12

Item 6.     Exhibits and Reports on Form 8-K..........................      12

            Signatures................................................      15

                        PART I.  FINANCIAL INFORMATION
                                CONSILIUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands; unaudited)

                                              July 31, 1995       October 31, 1994
                                              -------------       ----------------
ASSETS

Current assets:
   Cash and cash equivalents                 $    11,955          $     8,682
   Short term investments                                               3,500
   Accounts receivable, net                        7,199                5,181
   Other current assets                            1,057                1,055
                                              ----------           ----------

         Total current assets                     20,211               18,418

Property and equipment, net                        2,301                2,351
Software production costs, net                     5,166                5,524
Other assets                                         692                  705
                                              ----------           ----------

         Total assets                        $    28,370          $    26,998
                                              ==========           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                          $     1,728          $     1,209
   Deferred revenue                                5,366                4,962
   Capital lease obligation                           44                  313
   Other current liabilities and
    accrued expenses                               3,992                4,589
                                              ----------           ----------

         Total current liabilities                11,130               11,073

Deferred revenue                                   1,331                1,846
Deferred income taxes                                348                  348
Accrued lease obligation                              34                   85
                                              ----------           ----------

         Total liabilities                        12,843               13,352
                                              ----------           ----------


         Total stockholders' equity               15,527               13,646
                                              ----------           ----------

         Total liabilities and
          stockholders' equity               $    28,370          $    26,998
                                              ==========           ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data; unaudited)


                                            Three months ended               Nine months ended
                                                 July 31,                        July 31,
                                            1995         1994               1995          1994
                                        -----------   -----------        -----------   -----------
Revenues:

   Product                             $    4,598    $    2,264        $   12,047     $   6,669
   Services                                 1,218           895             3,730         3,826
   Maintenance                              2,706         2,559             8,017         7,304
   Development                                330           589               788         2,537
                                        -----------   -----------       -----------    -----------

     Total revenues                         8,852         6,307            24,582        20,336
                                        -----------   -----------       -----------    -----------

 Costs and expenses:

   Product                                    661           681             2,179         2,067
   Services                                 1,267           863             3,304         3,600
   Research and development                 3,048         2,927             7,960         8,204
   Selling and marketing                    3,150         3,047             8,549         8,938
   General and administrative                 538           810             2,131         2,371
   Restructuring charge                         0         1,407                 0         1,407
                                        -----------   -----------       -----------    -----------

     Total costs and expenses               8,664         9,735            24,123        26,587


Income/(loss) from operations                 188        (3,428)              459        (6,251)

Interest income                               157           111               449           317
Interest expense                               (1)            0                (9)          (20)
                                        -----------   -----------       -----------    -----------

Income/(loss) before income taxes             344        (3,317)              899        (5,954)

Provision for income taxes                    129           171               420           443
                                        -----------   -----------       -----------    -----------

Net income/(loss)                      $      215    $   (3,488)       $      479     $  (6,397)
                                        ===========   ===========       ===========    ===========

Net income/(loss) per share            $     0.03    $    (0.47)       $     0.06     $   (0.87)
                                        ===========   ===========       ===========    ===========

Shares used in per share
calculations:                               8,072         7,397             7,807         7,339
                                        ===========   ===========       ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands; unaudited)


                                                                               Nine months ended
                                                                                    July 31,
                                                                             1995           1994
                                                                          -----------    ----------
Cash flows from operating activities:
   Net income (loss)                                                    $      479    $   (6,397)
                                                                         -----------   -----------
   Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                                           2,504         2,523
     Provision for doubtful accounts                                           193           249
     Change in assets and liabilities:
       Accounts receivable, net                                             (2,211)          562
       Other assets                                                             11         1,021
       Accounts payable                                                        519          (102)
       Deferred revenue                                                       (111)          633
       Other liabilities and accrued expenses                                 (648)        1,366
       Deferred income taxes                                                   ---        (1,027)
                                                                         -----------   -----------

         Total adjustments                                                     257         5,225
                                                                         -----------   -----------

          Net cash provided by
           (used in) operating activities                                      736        (1,172)
                                                                         -----------   -----------

Cash flows from investing activities
   Capital expentitures                                                     (1,058)         (626)
   Capitalized software production costs                                    (1,038)       (1,271)
   Purchases of short-term investments                                     (64,215)      (62,229)
   Sales of short-term investments                                          67,715        66,444
                                                                         -----------   -----------

          Net cash provided by investing activities                          1,404         2,318
                                                                         -----------   -----------

Cash flows from financing activities:
   Issuance of common stock                                                  1,402         1,058
   Principal payments on capital leases                                       (269)         (284)
                                                                         -----------   -----------
          Net cash provided by financing activities                          1,133           774
                                                                         -----------   -----------
   Net increase in cash and cash equivalents                                 3,273         1,920
                                                                         -----------   -----------
Cash and cash equivalents at beginning of period                             8,682         7,153
                                                                         -----------   -----------
Cash and cash equivalents at end of period                              $   11,955    $    9,073
                                                                         ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Consilium, Inc. and Subsidiaries ("the Company") as of July 31, 1995 and October 31, 1994, including the results of operations and for the three and nine months ended July 31, 1995 and 1994 and cash flows for the nine months ended July 31, 1995 and 1994. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report as of and for the year ended October 31, 1994. The year-end condensed consolidated balance sheet data as of October 31, 1994 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the three and nine months ended July 31, 1995 and cash flows for the nine months ended July 31, 1995 are not necessarily indicative of results of operations and cash flows for any future period.

2.   Software Production Costs (in thousands):

                              Three months ended        Nine months ended
                                    July 31,                 July 31,
                            ----------------------    ---------------------
                             1995           1994       1995          1994
                            --------     ---------    --------     --------
     Capitalized software
     production costs         $336           $420      $1,038        $1,271

     Amortization of
     capitalized software
     production costs         $466           $413      $1,396        $1,394

3. Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the dilutive effect of stock options as computed using the treasury stock method. Net loss per share is based on the weighted average number of common shares outstanding during the period.

4. The income tax provision for the three and nine months ended July 31, 1995 represents taxes on earnings of certain foreign subsidiaries, which are profitable, and taxes withheld on sales made in certain foreign jurisdictions. No income tax benefit was recognized on the loss of the parent company for either the three or nine months ended July 31, 1994.

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

6. During the third quarter of fiscal 1994, the Company announced a worldwide consolidation of its operations and recorded a restructuring charge of $1,407,000. The consolidation primarily was planned for five offices and was designed to improve efficiencies and bring operational expenses in line with revenues. Major cost components associated with the restructuring and their respective percentage of the total charge were severance pay amounts for fifteen terminated employees (38%), and lease and rental costs associated with the consolidation of operations at four field offices and the Company's headquarters facilities (39%). The balance consisted of property and equipment write-offs in the offices affected, and incremental travel and legal fees.

     During the third quarter of fiscal 1995, the Company reevaluated the status of its restructuring activities in light of results of operations that had improved substantially since the commencement of the restructuring. As a result of that reevaluation, the Company decided to discontinue restructuring activities and reverse the remaining restructuring reserve of $211,000. From a cash flow perspective, approximately $80,000 and $450,000 of the $1,407,000 restructuring charge was paid out in the third and fourth quarters of fiscal 1994, respectively. During the first and second quarters of fiscal 1995, approximately $200,000 and $166,000, respectively, was paid out. In addition, during the restructuring period, $300,000 of the reserve was used to offset expenses related to restructuring activities.

7. Certain reclassifications were made to the 1994 amounts to conform to the 1995 presentation. These reclassifications did not change the previously reported net loss of the Company.

8. In the ordinary course of business, various legal actions and claims pending have been filed against the Company. In the opinion of management, the ultimate liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.

Item 2.        Management's Discussion and Analysis of Financial
               --------------------------------------------------
               Condition and Results of Operations
               -----------------------------------

Results of Operations
---------------------

     Revenues.  Total revenues for the third quarter of fiscal 1995 increased
     --------
40% to $8,852,000 compared with $6,307,000 in the third quarter of 1994. Revenues for the first nine months of fiscal 1995 increased 21% to $24,582,000, compared with $20,336,000 in the same period in 1994. The increase primarily was due to higher product and maintenance revenues, partially offset by a decline in development revenues.

     Product revenues for the three and nine months ended July 31, 1995 increased 103% and 81%, respectively, over the same periods of the previous year. The current quarter's increase was primarily due to higher revenue levels from the Company's WorkStream DFS and FlowStream(R) product lines.

     During the third quarter the Company received two orders from existing customers totaling $2,900,000. The Company's product license revenue historically has been concentrated in a relatively small number of customers and its products have a high average selling price. The large size of individual orders will continue to contribute to uncertainty about the results of future periods.

     Broken out by geographic region, North American product revenue for the three and nine months ended July 31, 1995 represented 73% and 66% of total product revenue, respectively, compared with 73% and 71% in the same periods of the previous year. Broken out by product line, license revenues attributable to the Company's WorkStream DFS products, currently targeted at the semiconductor and electronics industries, represented 67% of product license revenue in the three months ended July 31, 1995, compared with 60% in the same period of the previous year. License revenues attributable to the FlowStream product, currently targeted at the health care products and chemicals industries, represented 33% of product license revenue in the three months ended July 31, 1995, compared with 40% in the same period of the previous year. For the three and nine month period ended July 31, 1995, license revenue for the WorkStream DFS product line increased 128% and 61%, respectively, and FlowStream license revenues increased 66% and 183%, respectively, as compared to the same periods in 1994.

     Services revenues for the three months ended July 31, 1995 increased 36% to $1,218,000, compared with $895,000 for the same period of fiscal 1994. Services revenues are derived primarily from custom programming services, resident and application consulting services, and customer training. For the nine months ended July 31, 1995, services revenues decreased 3% compared with the same period of fiscal 1994. This was primarily due to the existence in the early 1994 period of a large custom services project for a semiconductor customer, which subsequently became part of core development. Beginning in the third fiscal quarter of 1994, revenues from the project were no longer reflected in services revenues, but were instead included in development revenues. Revenue of $850,000 earned in the first quarter of 1994 from custom development for the project was recorded as services revenue in the first nine months of fiscal 1994. No comparable custom programming services were earned in the first nine months of fiscal 1995. Services revenues normally are subject to fluctuation due primarily to the timing of new contracts and the completion of existing projects.

     Maintenance revenues for the three and nine months ended July 31, 1995 increased 6% and 10%, respectively, compared with the same periods of 1994. The increases were attributable to higher maintenance levels from the Company's WorkStream Open and FlowStream products as well as from certain renewals of previously lapsed maintenance contracts for its WorkStream product. The Company anticipates maintenance revenues associated with its WorkStream DFS and FlowStream product lines will continue to increase in the near term due to the higher volume of product licenses sold in recent quarters which are beginning to commence maintenance terms. The Company expects that maintenance revenues will remain a significant portion of total revenue for the foreseeable future.

     Development revenues for the three months ended July 31, 1995 decreased 44% to $330,000, compared with $589,000 in the second quarter of fiscal 1994. For the nine months ended July 31, 1995, development revenue decreased 69% from the prior year period. The decrease is associated with the completion of activities related to certain customer-funded development projects after the second quarter of 1994. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with the third parties having the non-exclusive rights to license and use the software, often sooner than otherwise would have occurred. The results of these development contracts and porting projects are expected to become standard products upon completion of the work.

     Costs and Expenses.  Cost of product revenue for the three and nine months
     -------------------
ended July 31, 1995 was 14% and 18% of product revenue, respectively, compared with 30% and 31% in the comparable periods of fiscal 1994. Cost of product revenue includes amortization of capitalized software production costs, royalties, distributor commissions, and purchased software which is resold to the end customer, typically along with the Company's proprietary software. Depending on the mix of sales of proprietary software, third party licenses and sales made through distributors in a given period, the associated costs of product revenue can vary significantly. Comparing the three months ended July 31, 1995 with the same period in 1994, the decrease in cost of product revenue both in absolute dollars and as a percentage of product revenue primarily was attributable to fewer third party licenses sold. For the nine months ended July 31, 1995 versus 1994, cost of product revenue increased $112,000 in absolute dollars, primarily due to an increase in third party royalties associated with increased product revenue. As a percentage of product revenue, cost of product revenues decreased, primarily due to a higher proportion of product sales made to customers not electing to purchase third party software, which has associated resale and royalty costs.

     Cost of services revenue represented 104% and 89% of total service revenues for the three and nine months, respectively, ended July 31, 1995, compared with 96% and 94% in the comparable periods of fiscal 1994. For the three month period ended July 31, 1995, the increase in the percentage and in absolute dollars of cost of services revenues resulted from additional hiring of services personnel to continue to meet customer requirements for consulting services. Services costs include expenses for the customer response center, resident and application consulting services, customer services, and training groups within the Company.

     Research and Development Expenses.   Research and development expenses were
     ---------------------------------
$3,048,000 and $7,960,000 for the three and nine months ended July 31, 1995, or 34% and 32% of total revenues, respectively, compared with $2,927,000 and $8,204,000, or 46% and 40%, respectively, for the comparable periods of the previous year. The increase in the absolute dollar amount of research and development expenses in the recent three month period compared with the same quarter last year was due to a higher level of overall research and development activity in the current year compared with the levels in the third quarter of 1994. Included in research and development expenses are costs associated with the development of new products, costs of enhancing and maintaining existing products, as well as costs of porting and funded-development projects.

     As a percentage of total research and development costs, capitalized software costs decreased slightly from the comparable three and nine months ended July 31, 1994. On an absolute dollar basis, for the three months ended July 31, 1995, software costs capitalized decreased $84,000, or 20% from the prior year period. The decrease during the period was due to a lower amount of capitalization. In accordance with SFAS 86, software production costs are capitalized from the point of the establishment of technological feasibility of the product to the time that the product is available for general release. The amount of research and development expenditures and the stage of completion of the development capitalized in a given period of time depends on the nature of development performed. Accordingly, amounts capitalized may vary from period to period.

     Selling and Marketing Expenses.   Selling and marketing expenses were 36%
     -------------------------------
and 35% of total revenues for the three and nine months ended July 31, 1995, compared with 48% and 44% for the comparable periods of the previous year. The absolute dollar increase of $103,000, or 3%, for the three months ended July 31, 1995 compared with the same period a year earlier primarily was due to an increase in the commission expense for the period resulting from the higher level of sales for the quarter, partially offset by a lower headcount.

     General and Administrative Expenses.  General and administrative expenses
     ------------------------------------
were 6% and 9% of total revenues for the three and nine months ended July 31, 1995, compared with 13% and 12% for the comparable periods in 1994. General and administrative costs include the costs of the finance, accounting, purchasing and administrative operations of the Company. The absolute dollar decrease of $272,000 for the quarter ended July 31, 1995 compared with the previous year period was primarily the result of the reversal of the remaining $211,000 balance of restructuring reserve that was established in the third quarter of 1994.

     Interest Income and Expense.  For the three and nine months ended July 31,
     ----------------------------
1995, interest income was $157,000 and $449,000, respectively, compared with interest income of $111,000 and $317,000 for the same periods of the previous year. Higher interest rate levels during this comparable period, partially offset by lower invested cash balances, accounted for the increase. Interest expense of $1,000 and $9,000 for the three and nine months period ended July 31, 1995 relates to property and equipment financed under capital leases.

     Provision for Income Taxes.  The current period effective tax rate of 60%
     --------------------------
represents taxes on earnings of certain foreign subsidiaries and taxes withheld on sales made in certain foreign jurisdictions. During the comparable period of 1994, the Company incurred similar taxes on earnings of certain foreign subsidiaries and taxes withheld on sales made in certain foreign jurisdictions, however, due to the fact that the Company incurred a loss during that period, there is no comparable effective tax rate.

     Net Income (Loss)  The Company had net income of $215,000, or $.03 per
     -----------------
share, in the quarter ended July 31, 1995, compared with a net loss of $3,488,000, or $.47 per share, in the same period of the prior year. For the nine months ended July 31, 1995, the net income was $479,000, or $.06 per share, as compared with a net loss of $6,397,000, or $.87 per share, in the same period a year earlier. The current quarter and nine month period net income was the result of higher revenues and lower expenses compared with the same periods of the previous year.

     Quarterly Results.  The Company's results of operations historically have
     -----------------
fluctuated on a quarterly basis due to several factors. These factors include the relatively high average selling price of the Company's products, a relatively small number of transactions, market acceptance of new products, the timing and shipment of new orders, and the general economic conditions in the Company's primary markets. Such factors can cause significant variations in
revenues and net income or loss from quarter to quarter.   The operating results
in any quarter are not necessarily indicative of results for future financial periods.

     Liquidity and Capital Resources.  As of July 31, 1995, the Company had
     --------------------------------
$11,955,000 in cash and cash equivalents, as compared with $12,182,000 at October 31, 1994. The balance at October 31, 1994 included short-term investments, of which there were none at July 31, 1995. The decrease in the total cash compared with the prior fiscal year end balance resulted from capital expenditures and capitalized software production costs exceeding net cash provided by operating activities.

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

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
               None

Item 5.        Other Information
               ------------------
               None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a).      List of Exhibits

     Exhibit
     Number         Exhibit Title
     ------         -------------

       3.1d         Certificate of Incorporation of the Company.

       3.2d         Bylaws of the Company.

       10.1ba Lease agreement for the Company's principal facility, dated November 28, 1988, among the Company and John Arrillaga, Trustee of the John Arrillaga Separate Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property Trust.

       10.2ba Master Lease Agreement, dated December 2, 1988, between the Company and General Electric Capital Corporation, with schedules.

       10.3b Lease agreement paperwork for the 630 Clyde Court facility, dated March 6, 1990, among the Company and Santa Clara Property Associates.

       10.5a# Letter Agreement, dated July 22, 1987, with respect to the employment of Thomas Tomasetti.

       10.6d#       Form of Director and Officer Indemnity Agreement.

       10.7a# Form of Stock Purchase Agreement entered into with certain of the Company's officers dated June 3, 1983.

       10.8a#       Amended and Restated 1983 Stock Option Plan.

       10.10a# Forms of Stock Option Agreement used in conjunction with the 1983 Stock Option Plan.

       10.11a#      1989 Employee Stock Purchase Plan.

       10.12a#      Consilium Savings and Retirement Plan.

       10.14a* Series C Preferred Stock Purchase Agreement, dated March 6, 1989, between the Company and Digital Equipment Corporation.

       10.15a* Development Agreement between the Company and Digital Equipment Corporation, dated March 6, 1989.

       10.17b#      1990 Outside Director's Stock Option Plan.

       10.18b# Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's Stock Option Plan.

       10.19c* Agreement between the Company and Honeywell, Inc., Industrial Automation and Control, dated April 1, 1993.

       10.20d       Nonqualified Stock Option Agreement between the Company and
                    L. Barton Alexander dated November 30, 1993.

       10.21d       Nonqualified Stock Option Agreement between the Company and
                    L. Barton Alexander dated November 30, 1993.

       10.22d Nonqualified Stock Option Agreement between the Company and Gerard H. Langeler dated November 30, 1993.

       10.23e Amendment to Nonqualified Stock Option Agreement between the Company and Gerard H. Langeler dated March 22, 1995.

       11.1 Computation of Earnings and Loss Per Share (three and nine months ended July 31, 1995 and 1994).

       27 Financial Data Schedule (only in copy filed electronically with SEC)
       a Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

       b Incorporated by reference from exhibits 10.16 and 10.17 of the Company's Annual Report on Form 10-K for the year ended October 31, 1990.

       c Incorporated by reference from exhibit 10.19 to Registrant's quarterly report on Form 10-Q filed on June 11, 1993.

       d Incorporated by reference from exhibits of the same number in Registrant's quarterly report on 10-Q filed on September 14, 1994.

       e Incorporated by reference from exhibits of the same number in Registrant's quarterly report on 10-Q filed on June 14, 1995.

       * The Securities and Exchange Commission has granted confidential treatment for portions of this document.

       #       Compensatory or employment arrangement.

     (b).      Reports on Form 8-K

                    No report on Form 8-K was filed during the quarter ended July 31, 1995

                                  Signatures



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the chief accounting officer of the registrant.


                                          CONSILIUM, INC.
                                  --------------------------------
                                           (Registrant)



Date  September 14, 1995       by:    /s/ Richard H. Van Hoesen
     ----------------------       --------------------------------
                                  Richard H. Van Hoesen
                                  Vice President, Finance and Administration and
                                  Chief Financial Officer



                                      /s/ Clifton Wong
                                  --------------------------------
                                  Clifton Wong
                                  Controller and
                                  Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                    DESCRIPTION
-----------                    -----------
   11.1                  Computation of Earnings and Loss
                         per share

   27                    Financial Data Schedule