Form 10-K
period 1995-10-31
CONSILIUM INC
filed 1996-01-29
CIK 795090

                                                    CONFORMED COPY WITH EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1995 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

COMMISSION FILE NO. 0-17754

                                CONSILIUM, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                       94-2523965
   (State or other jurisdiction of                         (IRS Employer
    incorporation or organization)                       Identification No.)

                  485 CLYDE AVENUE, MOUNTAIN VIEW, CA    94043
              (Address of principal executive office)  (Zip Code)

      Registrant's telephone number, including area code:  (415) 691-6100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               Name of each exchange
             Title of each class                on which registered
             -------------------               ---------------------
                    None                                None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes       X          No
                                -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 18, 1996 as reported on the NASDAQ National Market System, was approximately $43,454,999. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 18, 1996, Registrant had 7,710,812 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting to be held on March 19, 1996 is incorporated by reference into Part III.

                                    PART I

ITEM 1.   BUSINESS
          --------

     Consilium is the leading supplier of enterprise-wide, integrated manufacturing execution systems (MES) software and services. MES software tracks the five essential elements of the manufacturing plant floor -- materials, equipment, personnel, specifications/work instructions and facility conditions in real time -- and correlates the data for true visibility and control of manufacturing operations. This access to comprehensive, up-to-date information about the production process enables manufacturers to identify and implement manufacturing Best Practices in the areas of cost, quality, service, compliance and speed. Such continuous improvement in the area of production thus enables companies to use their manufacturing operations for strategic competitive advantage, and to optimize performance of the business as a whole.

     The Company develops, markets and sells two distinct software product lines, aimed at different manufacturing industries. The Company's WorkStream DFS (Distributed Factory System) product line is targeted at manufacturers who produce their products in discrete lots or batches, particularly those in the semiconductor, electronics, and aerospace industries. The Company's FlowStream product line is targeted at for industries that employ batch process manufacturing such as pharmaceuticals, medical devices and specialty chemicals. A comprehensive range of services complement these products, including a Customer Response Center, training classes and both pre- and post-implementation consulting services.

     The Company's WorkStream DFS product line includes multiple software products, WorkStream and WorkStream Open, as well as a set of new application servers and a connecting message "bus," or network which, when used with WorkStream or WorkStream Open, form a WorkStream DFS system. WorkStream consists of 24 integrated software modules sharing a common database and graphical user interface. WorkStream monitors and controls discrete manufacturing operations, where product lots or batches are kept intact throughout the production process. WorkStream also provides tools to enhance productivity in indirect labor functions such as quality control, production planning and facilities maintenance. Discrete manufacturers most commonly use WorkStream systems to:

     .  reduce cycle times and meet just-in-time deliveries
     .  lower indirect labor costs
     .  reduce scrap and rework; increase yield
     .  increase utilization of capital equipment
     .  improve quality
     .  reduce regulatory compliance costs
     . shorten response times to equipment breakdowns and other manufacturing problems

     The WorkStream system's modular design allows customers to license only those functions necessary for their current business needs and to add functions as their requirements evolve.

     WorkStream software was initially developed to run on Digital Equipment Corporation's line of VAX(R) computers, using Digital's proprietary VMS operating system. For many years, Digital has been the leader in hardware systems for the manufacturing floor, largely because of its secure and expandable environment for computing. In the late 1980s, standards-based, open systems computing environments also began to achieve success in the manufacturing market. In 1992, WorkStream was


Consilium, WorkStream, and FlowStream are registered trademarks and WorkStream Open and WorkStream DFS are trademarks of Consilium, Inc.

ported to its first open systems platform, Hewlett-Packard Company's HP 9000 line of UNIX-based computers. The new UNIX-based product was named WorkStream Open. The development of WorkStream Open incorporated several technologies, including client/server architecture, X-windows terminal access, Motif user interface standard, SQL database and POSIX compliance.

     In 1995, the Company introduced a next-generation distributed technology framework for its WorkStream DFS product line, as well as three new application servers. The distributed technology framework is based on a software message bus, which connects applications, software systems and manufacturing equipment as servers on a network. The WorkStream DFS application servers introduced in 1995 include a quality server for on-line quality analysis and statistical process control, a recipe management server for centralized context-sensitive recipe management, and a station controller for automation implementation. The next-generation additions to the WorkStream DFS system extend the capabilities of the current WorkStream and WorkStream Open products into a distributed, client/server environment. The distributed nature of the WorkStream DFS system allows users to add new functional modules or servers to their existing systems built around WorkStream or WorkStream Open, and to more easily integrate software applications from other sources, as additional servers on the network. The overall system utilizes computer resources more efficiently and can operate more effectively as a result.

     In October 1995, the Company announced an alliance with Avnet Computer, Digital Equipment Corporation and Oracle Corporation to jointly provide an upgrade path for WorkStream users to migrate from older Digital VAX systems to Digital's new Alpha platform. When available, the solution will consist of a new version of WorkStream running Digital's Open VMS Alpha operating system, Alpha hardware platforms from Digital, Oracle's CODASYL DBMS database and a full range of implementation services from Avnet.

     Just after the close of fiscal 1995, the Company announced a partnership with Oracle Corporation to create a total supply chain management solution for the semiconductor industry. The companies will work together to tightly link WorkStream DFS software with Oracle's order processing, financial and enterprise resource planning (ERP) systems. Together, these systems will provide a more comprehensive view of product availability from sales order through manufacturing than is presently available. Such a view will enable semiconductor manufacturers to better meet their customers' requirements for specific product orders in committed time frames.

     In early fiscal 1992, the Company introduced and sold the first copy of a second software product line, called FlowStream, aimed at batch process manufacturers. In a batch process manufacturing environment, product from the same batch may be spread across several operations at once, thus requiring that different tracking methods be used than those employed in a discrete environment. FlowStream was built specifically to address the unique requirements of batch process manufacturers, and supports several critical functions including production, engineering, research and development, regulatory compliance and reporting, and quality control. Benefits of FlowStream in the batch process industries include:

     .  operational control for assured regulatory compliance
     .  improved efficiency of data collection
     .  reduced cost of documentation associated with compliance
     .  decreased cycle times
     .  decreased time to market
     .  lowered indirect labor costs
     . shortened response times to equipment breakdowns and other manufacturing problems

     FlowStream runs on Digital and HP workstations, and features graphical user interfaces geared to the needs of specific users, from planners and engineers to operators. FlowStream is based upon industry-standard technologies, including X-windows, C++ object-oriented programming, an SQL relational database, and TCP/IP communications, which facilitate ease of use of the software and the transfer of data between FlowStream software and other programs used in the manufacturing environment.

     Both the FlowStream and WorkStream DFS product lines provide on-line views of plant floor operations, highlighting opportunities for manufacturers to improve operations.

     Through its direct sales force, the Company markets its WorkStream DFS and FlowStream product lines in the United States, Canada, France, Germany, Japan, Malaysia, Singapore, South Korea, Taiwan, and the United Kingdom. The Company also markets its products through distributors in Japan, Israel, Italy, and Taiwan. Many of the Company's customers are Global Fortune 500 companies and, based on the most recently available information, include 5 of the 10 largest aerospace firms, 4 of the 10 largest chemical manufacturers, 11 of the 25 largest electronics companies, and 10 of the 20 largest pharmaceutical firms, worldwide. To date, software from the Company's WorkStream DFS product line has been purchased by over 100 companies for 230 sites in 20 countries, and the Company's FlowStream product has been purchased by 18 companies for 31 sites in 8 countries.

     The Company was incorporated in California in October 1978 to provide consulting services and released its first standard software product in fiscal 1983. The Company reincorporated in the state of Delaware in March 1991. Unless the context otherwise requires, "Consilium" and the "Company" refer to Consilium, Inc. and its subsidiaries. The Company's executive offices are located at 485 Clyde Avenue, Mountain View, California 94043, and its telephone number is (415) 691-6100.


Background
----------

     The goal of applying computer automation to the manufacturing environment is improved efficiency and lowered costs, both direct and indirect. There are several different computer software applications which are designed for various stages of the product life cycle, from computer-aided engineering and design ("CAE/CAD") to computer-assisted production on the plant floor. The primary software applications for planning and executing production once a product is designed include: Enterprise Resource Planning (ERP) systems, manufacturing execution systems (MES), and control systems for automated equipment and micro-operations.

     ERP systems help manufacturers translate forecasted demand or order backlog into a manufacturing plan of raw materials, gross capacity and production orders for the plant floor. They also track the associated financial and accounting paperwork, and in fact are most commonly associated with financial transaction automation. Since ERP systems only collect historical yield and cost data and do not provide real-time information about the complete status of operations, they do not support the proactive or ongoing management of the actual production process as it occurs.

     Distributed control systems direct the operation of numerically controlled machines, robots, material transports, vessels, specialty equipment, sensors, and measurement and inspection devices used in manufacturing. Such devices are often grouped in self-contained "work cells." Control systems track the status of materials and equipment within a particular work cell area and not on the plant floor as a whole.

     Since the 1970s, as the increasing availability of lower cost, higher performance computer systems made the use of manufacturing software more cost effective, large numbers of ERP and distributed control systems have been developed and installed. The usage of and benefit from using ERP and distributed control systems is common across many industries. Increasingly, manufacturers are recognizing that these tools, while effective in the functions for which they were designed, do not have adequate capabilities to manage the critical variables of the dynamic production process on the plant floor.

     Manufacturing execution systems are specifically designed to manage production operations on the plant floor. Some industries, such as semiconductors, have long seen the benefit of using MES software and are considered to have fully accepted MES as a critical tool for manufacturing. Companies in other industries, such as pharmaceuticals, are not as familiar with the benefits of MES, and are therefore slower to adopt what is to them a still unproven concept. Across many industries, there is a growing need for tools that can help improve manufacturing performance, as cost, quality, service and regulatory pressures on manufacturers increase. The Company's WorkStream DFS product line addresses the need for manufacturing performance tools for discrete manufacturers who must track, control and document their use of materials, equipment, personnel, job specifications and facilities at each step of the production process. The Company's FlowStream product addresses this need for manufacturers in batch process environments.


Types of Manufacturing
----------------------

     Manufacturing operations can be characterized as either discrete, batch process, continuous process, or hybrid (combining more than one form). In discrete operations, such as electronics manufacturing, raw material is processed in distinct units. Work-in-process can be tracked by lot, work order or batch. In batch process operations, such as pharmaceutical manufacturing, material is converted from one form or state to another through various processing steps and is tracked by batch, lot or mass quantity. Material in batch process-type operations may be spread across several conversion steps at once. In continuous process operations, such as oil refining, raw material is processed without interruption in a continuous flow. Finally, some producers, such as specialty chemical companies, may require a combination of batch process and discrete operations to manufacture their products.

     Manufacturers track and control each step of their operations based on requirements of regulatory compliance, quality control assurance, and cost reduction goals. Manufacturers with production processes that are hard to consistently replicate must be able to ascertain the precise conditions under which each product was manufactured in order to identify and correct process variability or other causes of defects. Other manufacturers must be able to trace both subassemblies or intermediate products and finished goods due to product liability concerns or potential product recall, warranty or services obligations. In addition, certain manufacturers must certify that their products have been processed in accordance with regulatory or customer specifications, or other standards. Manufacturers faced with these challenges must be able to follow raw materials through each processing stage ("traceability") and recreate the history of work-in-process from any processing stage ("genealogy"). The collection of such data serves not only to answer questions about a particular product or process after the fact, but acts also as a powerful tool to improve manufacturing performance in real time during the production process.

     A manufacturing execution system such as the Company's WorkStream DFS product line provides the tools which discrete, lot-based manufacturers need to execute their manufacturing plan and collect the data which will enable them to analyze and control production. Typical discrete, lot-based industries include semiconductors; disk drives; and assembly operations in the commercial aircraft, aerospace and defense industries. Such industries benefit from MES for different reasons. For semiconductor companies, the visibility and control provided by MES can enable various measurements of efficiency, such as capital equipment utilization and quality. For aerospace manufacturers, assurance of regulatory compliance is key, and MES provides both control mechanisms and reporting capabilities to address this. Indirect labor usage is also a critical measurement for the aerospace and defense industries, and MES provides the tools to both account for and reduce indirect labor usage.

     Batch process manufacturers such as pharmaceutical and chemical companies have similar requirements for information collection and analysis. Pharmaceutical manufacturers must be able to demonstrate compliance with a host of procedural and environmental regulations before a batch of product can be approved for shipment to customers. They must maintain complete and accurate batch records, detailing the history of all related elements of the manufacturing process - materials, labor, equipment, procedures, facilities, etc. - and guaranteeing that all actions taken, both planned and unplanned, were in line with documented and approved manufacturing practices. In addition, pharmaceutical manufacturers increasingly are under pressure to lower costs to their customers, and are therefore experiencing smaller margins than they had previously enjoyed. Manufacturing is a key area in which such companies may lower costs.

     Today, many pharmaceutical plants use paper-based systems for record keeping. Overhead and indirect labor costs associated with the compilation and maintenance of these records is a large and increasing expense. Therefore, an electronic system which automates the data collection process and incorporates proactive features to prevent deviations from the standard procedures - such as an MES - can pay for itself in a very short time.

     Chemical companies confront both an increasingly stringent regulatory environment and mounting global competition in nearly all segments of the industry. In addition, the need to package end products in multiple forms presents a unique challenge. Therefore, in addition to tracking precisely all materials resulting from the manufacturing process - primary products, co- and by-products, and various forms of waste - chemical manufacturers must also amass enough detailed information about their operations to discover ways to improve them from the cost or quality standpoint. The process control systems currently used by the majority of these companies cannot provide this higher level information, nor can their ERP systems provide the detail required to empower this continuous improvement approach. Chemical manufacturers' competitive situation drives them to seek new and more comprehensive tools.

     A manufacturing execution system such as the Company's FlowStream product provides pharmaceutical and chemical manufacturers with a tool for achieving both regulatory compliance and manufacturing improvement.


Products
--------

     The WorkStream DFS and FlowStream product lines monitor and control the five essential elements of manufacturing - materials, equipment, personnel, specifications, and facilities - throughout the production process, and correlate critical data for real-time visibility and control of manufacturing operations.

     The following table shows the Company's principal products, price range and approximate average new installation prices in fiscal 1995:


                                                              Approximate
                                                            Average price of
                                                            new installation
WorkStream DFS Product Line           List price range       in fiscal 1995
----------------------------------------------------------------------------
  WorkStream and
    WorkStream Open products       $50,000 - $1,000,000+        $350,000

     WorkStream DFS servers          $45,000 - $50,000          $ 60,000

FlowStream Product Line
----------------------------------------------------------------------------
  FlowStream product               $50,000 - $1,000,000+        $300,000

WorkStream DFS Product Line
---------------------------

     The Company's WorkStream DFS product family consists of multiple software products, WorkStream and WorkStream Open, as well as a set of application servers and a connecting message "bus," or network. The WorkStream DFS system includes a set of 24 integrated software modules for managing the execution of a production plan for discrete lot-based industries; a software communications "message bus;" and three functional servers providing additional capabilities in a distributed, client/server environment. The 24 modules are grouped into four benefits or solutions areas: tracking; quality and engineering management; planning; and process control and automation. The current application servers provide capabilities primarily in the areas of automation and quality. The WorkStream DFS product line's modular design allows customers to license only those functions necessary to their current business needs and to add functions as their requirements evolve.

     The WorkStream and WorkStream Open software products are written in the COBOL and C computer languages and are principally licensed to run on either the Digital VAX line of computers under Digital's proprietary VMS operating system with Oracle Corporation's CODASYL DBMS database or on the Hewlett-Packard HP 9000 line of computers running under the HP-UX UNIX operating system and the Informix relational database. The WorkStream and WorkStream Open systems' modules are integrated through a common database, permitting all modules to obtain information simultaneously from a single data source, and through a common user interface. The systems are designed to allow distributed application processing in the Digital cluster mode and in client/server mode. Users can access WorkStream or WorkStream Open software directly via a terminal or workstation to enter data, view data, initiate batch reports or analyses and view the results. Data also can be entered using bar code wands or can be entered automatically by automated equipment and work cell controllers. The Company has recently entered into an alliance with Avnet Computer, Digital Equipment Corporation and Oracle Corporation to port its WorkStream product to run on Digital's Alpha platform running the Open VMS operating system.

     The WorkStream DFS servers introduced in 1995 are object-oriented applications and run in a UNIX-based environment. They are designed to operate in a distributed software environment, and connect to an ISIS message bus, using standard communication protocols to talk to either WorkStream or WorkStream Open. They have been developed in the SmallTalk computer language and use the

Informix relational database software. WorkStream DFS servers are currently available to run on Hewlett-Packard's HP 9000 line of computers with the HP-UX operating system.

     Over the next several months, the Company plans to integrate WorkStream DFS with various order processing, financial and ERP systems from Oracle Corporation. The resulting system will be marketed as a total supply chain management solution to the semiconductor industry.

     The following table summarizes the primary functionality of the WorkStream DFS product family:

WorkStream DFS Functions
------------------------
Tracking and Control          .   XTracks WIP by lot, sub-lot, or serial
                                  identifier.
                              .   Maintains genealogy and lot traceability.
                              .   Tracks manufacturing resources and labor and
                                  equipment states and maintains history.

Quality Management            .   Collects quality, test, and environmental
                                  data correlated by material, equipment, and
                                  operator.
                              .   Provides Statistical Quality Control.
                              .   Analyzes and charts collected process data
                                  and flags anomalous data.
                              .   Displays job specifications in both text and
                                  graphics appropriate times and locations.

Planning and Scheduling       .   Rule-based dispatching.
                              .   Finite capacity constraints.
                              .   Work scheduling.
                              .   Intracompany planning.

FlowStream Product Line
-----------------------

     The Company's FlowStream product is designed for companies that employ batch process styles of manufacturing. At present, FlowStream is targeted primarily at the pharmaceutical and chemical industries. FlowStream addresses six benefits or solutions areas: batch operations tracking and control; inventory or materials management; quality management; document management; planning and scheduling; and costing. FlowStream tracks work-in-process activity by work order down through each operation or step, whether automated or manual.

     FlowStream software is written in the C++ language, emphasizing an object-oriented design, and runs on the Rdb and Oracle relational databases. FlowStream is a distributed application that allows users to access and share real-time information. FlowStream takes advantage of certain industry-standard interfaces. Interfacing tools within FlowStream allow integration with other manufacturing applications such as ERP, Laboratory Information Management Systems (LIMS) and automation controllers. FlowStream provides graphical user interfaces featuring icons and windows.

     The following table summarizes the primary functionality of the FlowStream product family:

FlowStream Functions
--------------------
Tracking and Control         .   Tracks WIP by work order, batch production
                                 run, material, store, container or state.
                             .   Maintains genealogy and lot traceability.
                             .   Tracks manufacturing resources and labor and
                                 equipment states and maintains history.

Quality Management           .   Collects quality, test, and environmental
                                 data correlated by material, equipment, and
                                 operator.
                             .   Provides Statistical Quality Control.
                             .   Analyzes and charts collected process data
                                 and flags anomalous data.
                             .   Displays job specifications in both text and
                                 graphics appropriate times and locations.

Document Management          .   Documentation and configuration management,

Planning and Scheduling      .   Rule-based dispatching.
                             .   Finite capacity constraints.
                             .   Work scheduling.
                             .   Material requirements planning.
                             .   Master production scheduler.
                             .   Capacity planning.

Costing                      .   Detailed model costing and reporting.

Markets and Customers
---------------------

     Software in the WorkStream DFS product line was first used primarily by semiconductor manufacturers whose products were sold directly into the open market and by electronics systems companies which used the software primarily to produce semiconductors for use in their own products. Systems from the WorkStream DFS product line have now also been installed by many commercial aircraft, aerospace and defense, and electronics manufacturers for a range of diverse applications, including electronics assembly; sheet metal fabrication; disk drive assembly; silicon wafer fabrication; and radar and navigation systems manufacture and assembly. Current target industries include manufacturers of semiconductors, complex electronics such as disk drives and flat panel displays, and aerospace products in both the Company's installed base and new accounts.

     FlowStream software is currently targeted at research and development and manufacturing operations in the pharmaceutical, medical device and specialty chemical (e.g. fibers, paints, resins, plastics and film) industries.

     In fiscal 1995, no customer accounted for 10% or more of total revenue.


Sales
-----

     Through its direct sales force, Consilium markets its WorkStream DFS and FlowStream product lines in the United States, Canada, France, Germany, Japan, Malaysia, Singapore, South Korea, Taiwan, and the United Kingdom. The Company also utilizes distributors in Israel, Italy, Japan, and Taiwan.

     As a Digital Cooperative Marketing Partner (CMP) and a Hewlett-Packard Independent Software Vendor (ISV) participant, the Company participates with these computer systems firms in a variety of cooperative marketing programs including joint appearances at tradeshows, joint brochures, joint sales seminars and joint sales calls. Under the previously described alliances with Avnet Computer, Digital Equipment Corporation and Oracle Corporation, the Company also participates in a variety of cooperative marketing programs, including joint appearances at tradeshows, joint brochures, joint sales seminars and joint sales calls.

     The sales cycle for a new installation of a WorkStream DFS system typically ranges from nine to fifteen months from the initial identification of a qualified potential user to the installation of the software. The sales cycles for a new installation of FlowStream typically range from nine to eighteen months. Sales cycles for either product can be extended due to the nature of the decision-making process for purchasing MES solutions, which generally involves many individuals from many departments within a manufacturing company. In addition, the missionary nature of marketing a new product such as FlowStream into new industries, such as pharmaceuticals and chemicals, contributes to uncertainty about the timing of future sales order closures.

     Implementation of a WorkStream DFS system, including customer training, typically takes between four and six months. Implementation of FlowStream takes between three and twelve months to complete, depending on the scope and complexity of the project. Follow-on orders for additional modules, servers, and/or sites typically are not received until successful implementation at the initial site.

     The Company's direct sales force and support staff are organized by geographical regions. As of October 31, 1995, the sales and marketing organizations consisted of 61 employees.

     The Company's foreign distributors either sublicense the Company's products directly to end users after acquiring copies from the Company at a discount from list price, or act as agents and receive a commission for initiating a license agreement between the Company and the end user.

     Revenues from foreign customers represented 33% of total revenues in 1995, 31% of total revenues in fiscal 1994 and 27% of total revenues in fiscal 1993. The majority of the Company's revenues are denominated in U.S. dollars. Some foreign sales revenues are denominated in foreign currencies and are subject to currency fluctuations during the time between revenue recognition and receipt of funds. To date, the Company has not hedged against such foreign currency fluctuations.

     Since the Company ships its standard products upon receipt of customer orders, it generally has no material product backlog.

Product Development
-------------------

     Consilium has invested significant development resources to create, enhance and extend the functionality of its WorkStream DFS and FlowStream software product lines. Research and development expenses were 32%, 39% and 36% of revenues in fiscal 1995, 1994 and 1993, respectively.

     The Company expects to continue to incur development expenses to maintain and augment its current products in 1996. This augmentation could include the creation of additional WorkStream DFS servers, the extension of availability of its WorkStream and WorkStream Open software to additional platforms and operating environments, and the enhancement of functionality of its FlowStream product for the batch process industries.

     In August 1985, the Financial Accounting Standards Board issued a statement requiring that certain software development and production costs be capitalized and amortized over the economic life of the related product. For the fiscal years 1995, 1994 and 1993, the Company capitalized $1,460,000, $1,662,000 and
$1,842,000, respectively, which represented approximately 12%, 13% and 15% of total spending on research and development in such periods. These capitalized costs are amortized on a module-by-module or server-by-server basis. For the fiscal years 1995, 1994 and 1993, the Company amortized $1,863,000, $1,809,000 and $1,578,000, respectively. (See Note 2 of Notes to Consolidated Financial Statements.)


Services and Support
--------------------

     The Company offers product support to its customers through comprehensive maintenance agreements. The majority of the Company's customers purchase and renew maintenance pursuant to the Company's standard maintenance agreement. Maintenance, which consists of product enhancements and technical support, may be purchased after the expiration of the warranty period, which is currently 90 days, and is automatically renewable annually thereafter. Annual maintenance fees are generally 15% of the list price of the modules or servers being maintained and are subject to a Consumer Price Index-based inflator. Product support services are provided worldwide by a combination of local office technical support staff and the Company's Customer Response Center.

     The Company also offers a variety of training and consulting services through its Professional Services organization. Training classes are regularly scheduled at regional centers or customer locations. Consulting services cover pre-selling analysis, installation, project management, customization and application integration. These services are offered as consulting products with defined deliverables in order to facilitate the customers' planning and budgeting. Time-and-material-based services are also offered to augment the Company's consulting products and to meet specialized requirements.

     The Company is increasing its allocation of resources to its Professional Services organization because it believes that this function is key to satisfying its customers' requirements for implementation and consulting assistance. Satisfying its customers' requirements is, in turn, critical for maintaining a positive image in the marketplace as a successful provider of MES solutions.

     The Company believes that the ability to identify and work with qualified systems integration firms which integrate various manufacturing and other systems together is an important component to its success. In early fiscal 1996, the Company announced a certification program to train and certify systems integration firms to integrate the Company's WorkStream DFS and FlowStream product lines in customer implementations.

Competition
-----------

     The Company believes that the primary competitive factors in the market for MES software are size of installed base and product functionality, and that additional factors include price/performance, ease of use, hardware and software platform, vendor reputation, and financial stability. The Company believes that its products currently compete favorably with other systems on the primary factors listed above, although it may be at a competitive disadvantage against companies with greater financial, marketing, services and support and technological resources than the Company. The Company also believes that the relative importance of these competitive factors may change over time.

     The Company continues to experience competition primarily from the management information systems departments of its largest potential customers, which have the capability to develop software internally. The Company believes that acquisition of MES products will increasingly shift to external vendors as packages, services and expertise become more widely available from third parties. The Company continues to experience direct competition primarily in the semiconductor and pharmaceutical industries from various competitors, including Base-10, FASTech, Incode, Promis, Inc., and SAP.

     The Company anticipates increased competition from both large and small companies. FASTech markets a competing product for the semiconductor industry. IBM directly offers and cooperatively markets POMS, a product developed by a third party, to the pharmaceutical industry. In addition, ERP system vendors are beginning to compete with the Company. The first such offering was released by SAP in mid-1995. The Company believes that the development effort required for producing an MES comparable to the Company's WorkStream DFS and FlowStream product lines presents a significant barrier to the entrance of new competitors.


Proprietary Rights
------------------

     The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company generally provides its products to end users under a non-exclusive, non-transferable license which typically has a perpetual term unless terminated for breach. Under the Company's current form of license agreement, the licensed software may be used solely for internal operations at specified sites. In certain instances, the Company has granted a customer licensed rights to any modifications made to the licensed software by or for such a customer. The Company protects the human readable, source code version of its WorkStream Open and FlowStream products as a trade secret and an unpublished copyrighted work.

     The Company has registered "CONSILIUM," "WorkStream" and "FlowStream" as trademarks in the United States and several foreign jurisdictions and has received trademark designation for "CONSILIUM," "WorkStream" and "FlowStream" in several other foreign jurisdictions.

     The Company holds three patents, and also relies on a combination of trade secret, copyright and trademark laws and license agreements to protect its proprietary rights in its products. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology, or design around patents owned by the Company. The Company generally enters into confidentiality or license agreements with employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

     The Company believes that, because of the rapid pace of technological change in the computer software industry, patent, trade secret and copyright protection are important to support the continued building up of knowledge, ability and experience of the Company's employees. This in turn supports the ability of the Company to provide frequent product enhancements, and deliver quality support services in a timely manner.

     There has been substantial industry litigation regarding patent and other intellectual property rights involving technology companies. In the future, litigation may be necessary to protect and enforce the Company's intellectual property rights, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and could divert management's attention, which could have a material adverse effect on the Company's business, results of operations or financial condition regardless of the outcome of the litigation. In addition, third parties making claims against the Company with respect to intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all.


Employees
---------

     As of October 31, 1995, the Company had a total of 210 full-time employees, including 61 in sales, marketing and related activities, 71 in product development and maintenance, 46 in services and support, and 19 in management, administration and finance. The Company also regularly utilizes a significant number of contract personnel, primarily to assist with software development. At October 31, 1995, the Company utilized approximately 32 contracted personnel. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that employee relations are good.

     Competition in the recruitment of personnel in the computer software industry is intense. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified sales, customer support, technical and management employees and consultants.

Executive Officers of the Registrant
------------------------------------

     As of December 31, 1995, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

        Name               Age                Position
        ----               ---                --------
Jonathan J. Golovin         45   Chairman of the Board of Directors,
                                 Secretary and Chief Technical Officer
Frank Kaplan                53   Vice President, Software Development
Edward Norton               51   Vice President, International Field
                                 Operations and Worldwide Services
Lloyd Payton                55   Vice President, American Field Operations
Thomas A. Tomasetti         51   President, Chief Executive Officer and Director
Richard H. Van Hoesen       40   Vice President, Operations, Administration
                                 and Finance and Chief Financial Officer
Clifton Wong                35   Controller
Ralph Zak                   46   Vice President, Marketing

     Dr. Golovin, the founder of Consilium, was President of the Company from 1978 to 1987 and has served as a director of the Company since its inception and as Secretary since January 1989. In April 1992, he was named Chief Technical Officer. Dr. Golovin has taught both graduate and undergraduate courses in operations management and production planning at the Massachusetts Institute of Technology and the University of California at Berkeley. He holds a Ph.D. in Operations Management from the Massachusetts Institute of Technology and a B.S. degree from Cornell University.

     Mr. Kaplan joined the Company in May 1994 as Vice President of Software Development. From 1987 to 1994, he held various high level software development positions with NEC America, Inc., a communications technology company, including Assistant General Manager, Software Development and Director, Software Development. Prior to NEC, Mr. Kaplan was with AT&T Bell Laboratories, a communications technology research firm, where he was Department Head for Operations Systems Development. Mr. Kaplan holds two Masters degrees in Mathematics from Yale University and a B.S. in Mathematics from City College of New York.

     Mr. Norton joined the Company in September 1994 as Vice President of Consulting and Services. In April 1995, he was promoted to Vice President, International Sales and Worldwide Services. His title was changed to International Field Operations and Worldwide Services in January 1996. Mr. Norton was with Industrial Resources, Inc. from 1993 to 1994, a company he founded to provide investment and development services for companies and government organizations in Asia. From 1989 to 1993, Mr. Norton held the positions of Vice President of Asia Pacific and Vice President, Worldwide Customer Services Division with Pyramid Technology, a computer company. Mr. Norton's prior experience includes senior management assignments with Tolerant Systems (now Veritas), a computer systems company, from 1983 to 1989 and Burroughs Corporation, a computer systems company (now Unisys). He holds a B.S. in Chemistry from Sussex University in England.

     Mr. Payton joined the Company in 1993 as Western Region Sales Manager and was promoted to Vice President, North American Sales in April 1995. In January 1996, his title was changed to Vice President, American Field Operations. From 1990 to 1993, he was an independent consultant in factory automation and business planning. From 1984 to 1990, Mr. Payton was Chief Executive

Officer of WSI Corporation, a specialty hardware company. From 1970 to 1983, he held a variety of executive sales management positions with Parallex Corporation, an on-line data processing services company, Xerox Corporation, a multi-technology company, and Telecom Midwest Corporation, a provider of on-line accounting and control systems for manufacturers. He holds B.A. degrees in Business and English from Murray State University in Kentucky and an M.B.A. from Wake Forest University.

     Mr. Tomasetti has served as President and Chief Executive Officer of the Company since June 1987 and as Director since November 1987. He was a technology consultant with Hillman Ventures, a venture capital firm, from November 1986 to June 1987, and served as Chief Executive Officer for Formaster Magnetic Designs, a software duplication equipment firm, from November 1984 to November 1986. From January 1982 to September 1984, he was Director of Western Operations for Scientific Calculations, Inc., a software company, and previously spent 16 years at General Electric Company, a diversified multi-national conglomerate, most recently as Vice President/General Manager for the Calma division. Mr. Tomasetti holds a B.S. degree in Engineering from the University of Massachusetts at Lowell.

     Mr. Van Hoesen joined the Company in October 1994 as Vice President Operations, Administration and Finance and Chief Financial Officer. Mr. Van Hoesen was Director of Investor Relations at Sun Microsystems, a computer company, from 1992 to 1994. From 1988 to 1992, he held several senior finance and administration positions, most recently as Director, Administration, MIS and Investor Relations, with Teradata Corporation, a computer company. Mr. Van Hoesen's prior experience includes financial and administrative assignments with Clabir Corporation, a diversified holding company, Unimation Robotics, an industrial robotics company and Andersen Consulting, a management consulting firm. He holds a B.S. in Industrial Engineering from Lehigh University and an M.B.A. from the University of Pennsylvania's Wharton School of Finance.

     Mr. Wong joined the Company as Controller in May 1995. From 1990 to 1995, he was Director of Finance at Kubota Graphics Corporation, a computer hardware company, which was previously known as Kubota Pacific Computer, Inc. From 1986 to 1990, he held various positions in finance with Stardent Computer, a computer hardware company, which was previously known as Ardent Computer, most recently serving as Operations Controller. He holds a B.A. in Accounting from Golden Gate University in California and is a Certified Public Accountant in the state of California.

     Mr. Zak joined the Company as Vice President, Marketing in May 1995. From 1992 to May 1995 he was with Quickturn Design Systems, an electronic design automation company, where he held the positions of Vice President, Business Development and Communications and Vice President, Marketing. From 1989 to 1992, he was Director of Marketing for the printed circuit board division of Mentor Graphics Corporation, an electronic design automation company. From 1970 to 1989, Mr. Zak held various executive marketing, business development and strategic planning positions with HHB Systems, Quadtree Corporation and Calma Company, design automation companies, and Bechtel Corporation, an engineering construction firm. He holds a B.S. in Mechanical Engineering from the University of California at Berkeley and an M.B.A. from Stanford University.

ITEM 2.  PROPERTIES
         ----------

     The Company's principal administrative, marketing and product development and support facilities are located in a building totaling 61,600 square feet in Mountain View, California. The Company will complete its move to this facility on February 2, 1996. The Company occupies this space under a lease agreement which expires January 31, 2003. The annual base rent payment (not including operating expenses, insurance, property taxes, and assessments) is approximately $665,280, and is subject to further adjustments annually in accordance with the Consumer Price Index. The Company must also pay operating expenses, taxes and assessments.

     In addition, the Company leases sales and service office space in Atlanta, Georgia; Bedminster, New Jersey; Blue Bell, Pennsylvania; Cranford, New Jersey; Dallas, Texas; Denver, Colorado; Irvine, California; Minneapolis, Minnesota; and Nashua, New Hampshire, as well as in Canada, Germany, Japan, Singapore, South Korea, Taiwan and the United Kingdom.

     The Company believes that its current facilities are adequate for its current needs and that suitable additional space will be available as required. See Note 3 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     Not applicable.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         -----------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------


Market Price of Common Stock
----------------------------

Consilium, Inc.'s common stock is traded on the Nasdaq National Market under the symbol "CSIM." The high and low stock prices are as reported by Nasdaq. Consilium's Initial Public Offering of stock was May 9, 1989 at $9.00 per share.

                   Quarter     Quarter    Quarter    Quarter
                    Ended       Ended      Ended      Ended
Fiscal year:      January 31   April 30   July 31   October 31
                  ----------   --------   -------   ----------
1995
  High               8 1/4       8 7/8    12 5/8      15 1/8
  Low                5 5/8       7 1/8     7 3/8       9 5/8
1994
  High               9 5/8      10 1/2     8 1/2       6 1/2
  Low                6 1/4       7 1/2     4 3/4       3 3/4
1993
  High                  11       9 1/4     7 1/2       7 1/4
  Low                7 1/4       6 1/2     5 1/2       5 7/8
1992
  High                  22      17 1/4    14 1/2      10 1/4
  Low               11 3/4          11     6 1/2       6 3/4

Holders of Company Stock
------------------------

As of December 31, 1995, the Company had 194 stockholders of record and believes it had at least 2,300 beneficial holders.


Dividends
---------

The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends to its stockholders in the near future. The Company presently intends to retain its earnings to finance further growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

(In thousands, except income (loss) per share amounts)

Years ended October 31:          1995      1994       1993       1992        1991
                                -------   -------    -------    -------     -------
Total revenues                  $33,857   $27,944    $28,475    $27,558     $27,354
Income (loss) before taxes        1,150    (5,523)    (4,973)    (5,161)     (1,567)
Provision (benefit) for
   income taxes                     523       725        310        162        (503)
Net income (loss)                   627    (6,248)    (5,283)    (5,323)     (1,064)
Income (loss) per share            0.08     (0.85)     (0.75)     (0.77)      (0.15)
Shares used in per share
   calculations                   7,912     7,362      7,025      6,915       6,910

At October 31:                    1995      1994       1993       1992        1991
                                 ------    ------     ------     ------      ------
Working capital                   9,498     7,345     12,571     17,354      20,699
Total assets                     29,437    26,998     31,643     34,506      37,235
Long-term debt, less
   current portion                  ---       ---        313        464         ---
Stockholders' equity             15,869    13,646     18,836     23,192      27,617

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------


Results of Operations
---------------------

Revenues.  Total revenues increased 21% to $33,857,000 in fiscal 1995 compared
---------
with $27,944,000 in fiscal 1994, which was down 2% from revenues of $28,475,000 in fiscal 1993.

     The following table shows the proportion of the Company's total revenue for the past three fiscal years from each of its three principal geographic regions:

                    Years ended October 31,
                   1995       1994      1993
                   ----       ----      ----
North America       67%        69%       73%
Europe              18%        17%       18%
Asia/Pacific        15%        14%        9%

Product License Revenues. Product license revenues increased 59% to $16,847,000 in fiscal 1995 compared with $10,588,000 in fiscal 1994, which was up 7% from product license revenues of $9,927,000 in fiscal 1993. The fiscal 1995 increase was due to higher levels of sales in both of the Company's product lines.

     Broken out by product line, product license revenue attributable to products in the Company's WorkStream DFS product line increased 36% to $12,436,000 in fiscal 1995 compared with $9,153,000 in fiscal 1994, which was up 51% from revenues of $6,048,000 in fiscal 1993. The 1995 increase was due to a resurgence in demand in the semiconductor industry for the Company's WorkStream and WorkStream Open products, as well as commercial availability of the Company's new WorkStream DFS application servers. Throughout 1995, the semiconductor industry expanded rapidly, and many industry observers expect it to continue to do so in 1996.

     License revenues attributable to the FlowStream product line increased 207% to $4,411,000 in fiscal 1995 compared with $1,435,000 in fiscal 1994, which was down 63% from revenues of $3,879,000 in fiscal 1993. The increase in fiscal 1995 from fiscal 1994 was due to a higher level of acceptance of the FlowStream product in the pharmaceutical industry, which historically has not used packaged computer systems to track plant floor operations and is therefore in the early stages of adopting such systems. The fiscal 1993 product license revenue figure for FlowStream included $2.7 million in non-refundable prepaid license fees associated with a major agreement signed by the Company with Honeywell Automation and Control. Excluding this transaction, FlowStream revenues were up 22% in fiscal 1994 from net revenues of $1,179,000 in fiscal 1993.

     The Company does not expect product license revenues to grow at the percentage levels reached in 1995, as future growth will be compared with relatively stronger periods than in earlier years. In addition, future growth could be negatively affected if the semiconductor industry slowed its expansion, or if the pharmaceutical industry, which has not yet adopted computer automated manufacturing on a wide scale, does not develop into a strong market for the Company's FlowStream product line. Finally, competition is expected to increase, and there can be no assurance that competitive pressures will not have a material effect on the Company's business. Additional competitors entering the market could result in customer deferral of purchasing decisions for the Company's products in the near-term, as prospective customers evaluate competitive products.

     The Company's product license revenue historically has been concentrated in a relatively small number of customers and its products have a high average selling price. See "-- Potential Fluctuation in Quarterly Results." During fiscal 1995, the percentage of product license revenue derived from the Company's ten largest customers was approximately 55% compared with 69% in fiscal 1994 and 65% in fiscal 1993. Product license fees generally are payable upon delivery of the licensed software, and cover the customer's use of the software for the entire term of the license agreement, which is generally perpetual.

Services Revenues. Services revenues in 1995 were $15,979,000, an increase of 10% over $14,589,000 in fiscal 1994, which was down 7% from $15,655,000 in fiscal 1993. Services revenues are derived primarily from custom programming services, resident and application consulting services, customer training, and annual software maintenance fees. The increase in services revenues in fiscal 1995 primarily was due to an increase in revenues from consulting services and to higher maintenance levels from the Company's WorkStream DFS product lines. The Company anticipates maintenance revenues associated with its WorkStream DFS and FlowStream product lines will continue to increase in the near term due to the higher volume of product licenses sold in recent quarters which are scheduled to commence maintenance terms. The decrease in services revenues from fiscal 1993 to fiscal 1994 primarily was due to a reduction in custom programming revenues.

Development Revenues. Development revenues decreased 63% in fiscal 1995 to $1,031,000 from $2,767,000 in fiscal 1994, which was down 4% from $2,893,000 in fiscal 1993. The decrease is associated with the completion of activities related to certain customer-funded development projects.

     Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with third parties having the right to license and use the software, often sooner than otherwise would have occurred. The results of these development contracts and porting projects are expected to become standard products upon completion of the work. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into. In addition, the timing and scope of development projects can change during the period of development, making it difficult to accurately forecast the level of development revenues beyond the near term. Based on current projects planned, development revenues in fiscal 1996 are expected to remain approximately constant with fiscal 1995 levels.

Costs and Expenses.
-------------------

Cost of Product Revenue. Cost of product revenue increased 10% to $3,046,000 in fiscal 1995, compared with $2,763,000 in fiscal 1994 and $2,410,000 in fiscal 1993. The increase in cost of product revenues in fiscal 1995 was due to higher product license revenues recorded during the year. Cost of product revenue includes amortization of capitalized software production costs, royalties, distributor commissions, and purchased software which is resold to the end-customer, typically along with the Company's own software. Depending on the mix of sales of proprietary software, third party licenses and sales made through distributors in a given period, the associated costs of product revenue can vary significantly. Product costs as a percent of product revenue were 18%, 26%, and 24% for fiscal years 1995, 1994, and 1993, respectively. The decrease in cost of product revenue as a percentage of product revenue from fiscal 1994 to fiscal 1995 was due to a change in the mix of product revenues coupled with higher amortization, royalties, and purchased software costs.

Cost of Services Revenue. Cost of services revenue was 30% of total services revenues in fiscal 1995, compared with 31% and 34% in fiscal 1994 and 1993, respectively. Services costs include expenses for the customer response center, resident and application consulting services, custom programming services, and training groups within the Company. Costs increased 5% from fiscal 1994 to fiscal 1995. The absolute dollar increase in cost of services compared with fiscal 1994 primarily was due to the hiring of additional services personnel to continue to meet customer requirements for consulting services. Services costs decreased 16% from fiscal 1993 to fiscal 1994. The absolute dollar decrease resulted from a change in the nature of work performed by the corporate professional services group. The nature of the group's work changed from service-oriented projects to research and development activities during the early part of fiscal 1994.

Research and Development Expenses. Research and development expenses represented 32% of total revenues in fiscal year 1995, 39% in 1994 and 36% in fiscal 1993. These expenses increased to $10,903,000 in fiscal 1995 compared with $10,860,000 in fiscal 1994 and $10,206,000 in fiscal 1993. Included in research and development expenses are costs associated with the development of new products, costs of enhancing and maintaining existing products, as well as costs of porting and funded-development projects. The proportional decrease in research and development expense as a percentage of total revenues was due to a higher level of sales for fiscal 1995 than in fiscal 1994.

     Software development expenditures of $1,460,000, $1,662,000, and $1,842,000 were capitalized under Statement of Financial Accounting Standards No. 86 in fiscal 1995, 1994, and 1993, respectively. The amounts capitalized represented approximately 12%, 13%, and 15% of total research and development expenditures during such periods. The percentage decreases were due to a decline in the absolute dollar amount of software costs capitalized during these periods. In accordance with Statement 86, the amount of research and development expenditures capitalized in a given time period depends upon the nature of the development work performed. Accordingly, amounts capitalized may vary from period to period. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

Selling and Marketing Expenses. Selling and marketing expenses represented 35% of total revenues in fiscal 1995, compared with 41% and 45% in fiscal 1994 and 1993, respectively. Selling and marketing expenses increased to $11,898,000 in fiscal 1995 from $11,519,000 in fiscal 1994 and decreased from $12,701,000 in fiscal 1993. The current year increase in absolute dollars was due primarily to an increase in the commission expense for the period resulting from the higher level of sales for the year, partially offset by a lower headcount. The proportional decrease in sales and marketing expense as a percentage of total revenues was due to a higher level of sales for fiscal 1995 than in fiscal 1994 and increased sales productivity. The Company believes it has achieved much of the available sales productivity increases, and that future revenue increases would be accompanied by proportionate increases in selling and marketing expenses.

General and Administrative Expenses.   General and administrative expenses
include the costs of the finance, accounting, purchasing and administrative operations of the Company. General and administrative expenses as a percent of total revenue were 9%, 10%, and 11% for fiscal years 1995, 1994 and 1993, respectively. The decrease from 1994 to 1995 was primarily due to increases in sales over the comparable periods. Contributing to the decrease in 1994 from 1993 was lower bad debt expense. It is anticipated that expenses will be at higher levels for the next fiscal year, particularly in the first two quarters, due to the costs associated with moving the Company's headquarters following the expiration of its current lease in February 1996.

Restructuring Charge. During the third quarter of fiscal 1994, the Company announced a worldwide consolidation of its operations and recorded a restructuring charge of $1,407,000. The consolidation primarily affected several field offices. Major cost components associated with the restructuring were severance pay amounts for terminated employees, lease and rental costs associated with the consolidation of sales offices and the consolidation of operations at the Company's headquarters facilities. The balance was comprised of fixed asset write-offs in the offices affected, as well as travel and legal fees. The consolidation was designed to improve efficiencies and bring operational expenses in line with revenues.

     Between the third quarter of 1994 and the second quarter of 1995, the Company utilized $1,196,000 for various restructuring activities. During the third quarter of fiscal 1995, the Company reevaluated the status of its restructuring activities in light of results of operations that had improved substantially since the commencement of the restructuring. As a result of that reevaluation, the Company decided to discontinue subsequent restructuring activities and reversed the remaining restructuring reserve of $211,000.

Interest Income and Expense. For the fiscal year ended October 31, 1995, interest income was $588,000, compared with interest income of $442,000 for fiscal 1994 and $404,000 for fiscal 1993. Higher invested cash balances and higher interest rate levels accounted for the increase from fiscal 1994 to fiscal 1995. Higher interest rate levels, offset by a lower invested cash balance, accounted for the increase from fiscal 1993 to fiscal 1994. Interest expense of $10,000, $35,000, and $59,000 in fiscal 1995, 1994 and 1993, respectively, relates to computer equipment financed under capital leases.

Provision for Income Taxes. The Company's income tax provision for all years presented principally relates to withholding taxes on sales made in foreign jurisdictions. The Company has not incurred domestic income tax charges due to utilization of net operating losses in fiscal 1995 and its net loss position in fiscal years 1994 and 1993. The Company has established a valuation allowance against its deferred tax assets and reviews this allowance on a periodic basis. As such time that the Company believes that is it more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced.

     The Company adopted Statement of Financial Accounting Standards No. 109 as of November 1, 1993. The cumulative effect of adoption of Statement 109 was not material to the Company's results of operations or financial position for the year ended October 31, 1994.

Net Income(Loss). The Company had net income of $627,000, or $.08 per share in fiscal 1995 compared with the prior year net loss of $6,248,000, or $.85 per share in fiscal 1994. This compares with a net loss of $5,283,000, or $.75 per share in fiscal 1993.

Potential Fluctuations in Quarterly Results. The Company's results of operations historically have fluctuated on a quarterly basis due to several factors. These factors include: the relatively high average selling price of the Company's products; a relatively small number of transactions; market acceptance of new products; introduction of competitive product offerings and subsequent deferrals in sales orders as competitive products are evaluated by prospective customers; the size and timing of new orders; the timing of co-development projects with customers; expense levels; pricing changes; gain or loss of significant customers or distributors; and the general economic
conditions in the Company's primary markets.   Any unfavorable change in these
or other factors could have a material adverse effect on the Company's operating results for a particular quarter. The operating results in any quarter are not necessarily indicative of results for future financial periods.


Liquidity and Capital Resources
-------------------------------

As of October 31, 1995, the Company had working capital of $9,498,000, compared with $7,345,000 at October 31, 1994. The fiscal 1995 increase was due primarily to cash collections associated with the higher level of product sales for the year. Net cash provided by operating activities in fiscal 1995 was $1,702,000 compared with net cash used in operating activities of $524,000 in fiscal 1994. Net cash provided by operations in fiscal 1995 primarily resulted from fiscal 1995 net income and an increase in non-cash charges for depreciation and amortization, offset by an increase in accounts receivable and a decrease in other liabilities and accrued expenses. Higher levels of sales contributed to the increase in accounts receivable, and the utilization of the restructuring charge recorded in the third quarter of fiscal 1994 accounted for the decrease
in the other liabilities and accrued expenses.   Net cash used in operating
activities in fiscal 1994 was due primarily to the current year net loss offset by non-cash charges for depreciation and amortization, a decrease in accounts receivable, and an increase in other liabilities and accrued expenses. Improved collections contributed to the decrease in accounts receivable. Higher accrued compensation levels and expenses associated with the restructuring charge recorded in the third quarter of fiscal 1994 contributed to the increase in other liabilities and accrued expenses.

     Net cash used for investing activities was $981,000 in fiscal 1995 as compared to net cash provided by investing activities of $1,377,000 in fiscal 1994 and $2,977,000 in fiscal 1993. The change from fiscal 1994 to 1995 was due to a decrease in short-term investments of $2,022,000, a decrease in expenditures on capitalized software production costs of $202,000, offset by an increase in investments in capital equipment of $880,000. During fiscal 1994, short-term investments decreased $3,702,000. Amounts spent on property, plant and equipment decreased to $663,000 in fiscal 1994 from $722,000 in fiscal 1993. Net cash provided by financing activities of $1,283,000, $676,000, and $565,000 in fiscal 1995, 1994 and 1993, respectively, represents primarily sales of common stock under the employee stock purchase and stock option plans, partially offset by principal payments on capital leases.

     At October 31, 1995, the Company had $10,686,000 in cash and cash equivalents and $1,478,000 in short-term investments. Management believes the existing cash and cash equivalents, including short-term investments, will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements in fiscal 1996.

Recent Accounting Pronouncements
--------------------------------

During March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This standard is effective for the Company's 1997 fiscal year and its adoption is not expected to have a material effect on the financial statements of the Company.

     During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This standard, which established a fair value based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The Company is reviewing the implications of SFAS No. 123 and evaluating the effect, if any, on the financial condition and results of operations of the Company. SFAS No. 123 will be effective for the Company's fiscal year 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

Report of Independent Accountants


Board of Directors and Stockholders
Consilium, Inc.

     We have audited the accompanying consolidated balance sheets of Consilium, Inc. and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consilium, Inc. and subsidiaries as of October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.



                                            /s/ Coopers & Lybrand L.L.P.
                                            ----------------------------
                                            Coopers & Lybrand L.L.P.

San Jose, California
December 6, 1995, except for Note 10,
for which the date is December 15, 1995.

Consolidated Statements of Operations
(In thousands, except per share amounts)

                                          Years ended October 31,
                                  --------------------------------------
                                    1995           1994           1993
                                  --------       --------       --------
Revenues
  Product                         $ 16,847       $ 10,588       $  9,927
  Services                          15,979         14,589         15,655
  Development                        1,031          2,767          2,893
                                  --------       --------       --------

Total revenues                      33,857         27,944         28,475
                                  --------       --------       --------

Costs and Expenses
  Product                            3,046          2,763          2,410
  Services                           4,734          4,497          5,363
  Research and development          10,903         10,860         10,206
  Selling and marketing             11,898         11,519         12,701
  General and administrative         2,915          2,828          3,113
  Restructuring charge                (211)         1,407            ---
                                  --------       --------       --------

Total operating expenses            33,285         33,874         33,793
                                  --------       --------       --------

Income (loss) from operations          572         (5,930)        (5,318)
                                  --------       --------       --------

Interest income                        588            442            404
Interest expense                       (10)           (35)           (59)
                                  --------       --------       --------

Income (loss) before income
  tax provision                      1,150         (5,523)        (4,973)
                                  --------       --------       --------

Provision for income taxes             523            725            310
                                  --------       --------       --------

Net income (loss)                 $    627       $ (6,248)      $ (5,283)
                                  ========       ========       ========

Income (loss) per share           $   0.08       $  (0.85)      $  (0.75)
                                  ========       ========       ========
Shares used in
  per share calculations             7,912          7,362          7,025
                                  ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

                                                         October 31,
                                                     1995           1994
                                                     ----           ----
        Assets
Current Assets:
  Cash and cash equivalents                        $ 10,686       $  8,682
  Short-term investments                              1,478          3,500
  Accounts receivable, net of allowance
    for doubtful accounts of $650 and
    $625 in 1995 and 1994, respectively               8,347          5,181
  Other current assets                                1,055          1,055
                                                   --------       --------

    Total current assets                             21,566         18,418

Property & equipment, net                             2,425          2,351
Software production costs, net                        5,121          5,524
Other assets                                            325            705
                                                   --------       --------

    Total assets                                   $ 29,437       $ 26,998
                                                   ========       ========

        Liabilities
Current liabilities:
  Accounts payable                                 $  1,824       $  1,209
  Other current liabilities and accrued expenses      4,586          4,589
  Deferred revenue                                    5,658          4,962
  Capital lease obligation                              ---            313
                                                   --------       --------

    Total current liabilities                        12,068         11,073

Deferred revenue                                      1,325          1,846
Deferred income taxes                                   158            348
Accrued lease obligation                                 17             85
                                                   --------       --------

    Total liabilities                                13,568         13,352
                                                   --------       --------

Commitments and contingencies (Notes 3, 8 and 10)

        Stockholders' Equity
Preferred stock, $.01 par value
  Authorized: 4,000,000 shares
  Issued and outstanding: no shares in 1995
    and 1994                                            ---            ---
Common stock, $.01 par value
  Authorized: 25,000,000 shares:
  Issued and outstanding: 7,695,655
    in 1995 and 7,428,651 in 1994                        77             74
Additional paid-in capital                           23,337         21,744
Accumulated deficit                                  (7,545)        (8,172)
                                                   --------       --------

    Total stockholders' equity                       15,869         13,646
                                                   --------       --------

    Total liabilities and
      stockholders' equity                         $ 29,437       $ 26,998
                                                   ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

                                                                                          Retained
                                                                                         Earnings /
                                                    Common Stock        Additional      (Accumulated
(In thousands)                                    Shares     Amount   Paid-in Capital     Deficit)      Total
--------------------------------------------------------------------------------------------------------------
BALANCES, NOVEMBER 1, 1992                         6,958     $  70        $ 19,763        $  3,359    $ 23,192
--------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
    stock purchase plan                              121         1             749             ---         750
Exercise of common stock options for cash            141         1             176             ---         177
Net loss                                             ---       ---             ---          (5,283)     (5,283)
--------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1993                         7,220        72          20,688          (1,924)     18,836
--------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
   stock purchase plan                               142         1             738             ---         739
Exercise of common stock options for cash             67         1             318             ---         319
Net loss                                             ---       ---             ---          (6,248)     (6,248)
--------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1994                         7,429        74          21,744          (8,172)     13,646
--------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
   stock purchase plan                               136         1             708             ---         709
Exercise of common stock options for cash            131         2             885             ---         887
Net income                                           ---       ---            ---              627         627
--------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1995                         7,696      $ 77        $ 23,337        $ (7,545)   $ 15,869
--------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                             Years ended October 31,
(In thousands)                                                            1995          1994         1993
-----------------------------------------------                         --------      --------     --------
Cash flows from operating activities:
  Net income (loss)                                                     $    627      $ (6,248)    $ (5,283)
                                                                        --------      --------     --------
  Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
   Depreciation and amortization                                           3,332         3,162        3,053
   Provision for doubtful accounts receivable                                324           188          699
   Change in assets and liabilities:
    Accounts receivable                                                   (3,490)        1,085         (210)
    Other assets                                                             190          (654)       1,043
    Accounts payable                                                         615          (321)        (306)
    Deferred revenue                                                         175           714        1,574
    Other liabilities and accrued expenses                                   (71)        1,550          310
                                                                        --------      --------     --------

     Total adjustments                                                     1,075         5,724        6,163
                                                                        --------      --------     --------

      Net cash provided by (used in) operating activities                  1,702          (524)         880
                                                                        --------      --------     --------

Cash flows from investing activities:
  Capital expenditures                                                    (1,543)         (663)        (722)
  Capitalized software production costs                                   (1,460)       (1,662)      (1,842)
  Purchases of short-term investments                                     (1,708)       (3,502)      (9,469)
  Sales of short-term investments                                          3,730         7,204       15,010
                                                                        --------      --------     --------

      Net cash (used for) provided by investing activities                  (981)        1,377        2,977
                                                                        --------      --------     --------

Cash flows from financing activities:
  Issuance of common stock and other                                       1,596         1,058          927
  Principal payments on capital leases                                      (313)         (382)        (362)
                                                                        --------      --------     --------

  Net cash provided by financing activities                                1,283           676          565
                                                                        --------      --------     --------

      Net increase in cash and cash equivalents                            2,004         1,529        4,422
                                                                        --------      --------     --------

Cash and cash equivalents at beginning of period                           8,682         7,153        2,731
                                                                        --------      --------     --------

Cash and cash equivalents at end of period                              $ 10,686      $  8,682     $  7,153
                                                                        --------      --------     --------

Supplemental cash flow information:
  Cash paid for:
   Interest                                                             $     10      $     35     $     59
   Income taxes paid (refunded)                                         $     13      $     12     $   (340)
  Equipment acquired under capital leases                               $    ---      $    ---     $    235

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------

Note 1:  Summary of Significant Accounting Policies:

Consilium, Inc. was incorporated in October 1978 and designs and licenses integrated manufacturing execution systems (MES) software for the manufacturing plant floor. The Company also markets consulting, implementation and training services for its software products.

Principles of Consolidation: The consolidated financial statements include the accounts of Consilium, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At October 31, 1995, the Company maintained substantially all of its cash and cash equivalents with three financial institutions.

Short-Term Investments: On November 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, prior period consolidated financial statements have not been restated to reflect the change in accounting principle. The impact of adopting Statement No. 115 did not have a material effect on the consolidated financial statements.

     Short-term investments consist of debt securities with a remaining maturity of more than three months when purchased. The Company has determined that all of its debt securities should be classified as available for sale. The difference between the cost basis and the market value of the Company's investments was not material at October 31, 1995. All of the Company's investments at October 31, 1995 consist of commercial paper with remaining maturities of less than one year.

Depreciation and Amortization: Property and equipment are stated at cost and depreciated on a straight-line basis over estimated useful lives of five years. Leasehold improvements are amortized over their estimated useful lives or the remaining term of the related lease, if shorter.

Software Production Costs: Costs incurred prior to establishment of technological feasibility are charged to research and development expense. Thereafter, the Company capitalizes certain costs, consisting of salaries, related benefits and an allocation of indirect costs, incurred internally in creating computer software. Software production costs are capitalized until the software is available for general release. Amortization is provided on the basis of license revenues recognized during the year to total anticipated license revenues; however, the annual amortization expense, at a minimum, will not be less than 20% of the capitalized costs. Research and development costs incurred to improve and enhance existing software are charged to expense as incurred.

Revenue Recognition: The Company licenses standard application software programs and offers annual maintenance contracts that provide for technical support and updates to software modules. Product license revenue is generally recognized upon receipt of a customer purchase order, execution of a software license agreement and shipment of a product to the customer. However, with respect to sales made through foreign distributors or systems integrators, revenue is recognized either upon resale by the distributor to the end user or upon installation of the software at the end user's facility. Revenue from development and porting contracts is generally recognized using the percentage of completion method of accounting. Revenue from customer maintenance contracts is recognized ratably over the period of the contract. Payments for maintenance contracts are generally made for the upcoming year and are non-refundable. Service revenue is recognized as work is performed.

Advertising Costs: Advertising costs are charged to operations as incurred. Advertising costs were $470,000, $503,000 and $453,000 in fiscal years 1995, 1994 and 1993.

Income Taxes: Effective November 1, 1993, the Company adopted Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method in accordance with Accounting Principles Board Opinion No. 11.

Foreign Currencies: The functional currency of the Company's wholly owned subsidiaries is the U.S. dollar. Translation gains and losses are included in the statement of operations.

Concentrations of Credit Risk: A significant portion of the Company's sales and receivables are from customers in the semiconductor, electronics, pharmaceutical and chemical industries. The Company maintains allowances for doubtful accounts receivable and does not require collateral. Short term investments are comprised primarily of taxable notes and municipal bonds with maturities not exceeding six months. The Company has investment policies and performs ongoing credit evaluations to minimize credit risk.

Computation of Income/Loss per Share: Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the dilutive effect of stock options as computed using the treasury stock method. Net loss per share is based on the weighted average number of common shares outstanding during the period. Stock options have not been included in the calculation of common equivalent shares for loss per share as their inclusion would be antidilutive.

Recent Accounting Pronouncements: During March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This standard is effective for the Company's 1997 fiscal year and its adoption is not expected to have a material effect on the financial statements of the Company.

During October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This standard, which established a fair value based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of APB Opinion No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The Company is reviewing the implications of SFAS No. 123 and evaluating the effect, if any, on the financial condition and results of operations of the Company. SFAS No. 123 will be effective for the Company's fiscal year 1997.

Reclassifications: Certain reclassifications were made to prior year amounts to conform to the 1995 presentation. These reclassifications did not change the previously reported net income (loss), total assets or total cash flows of the Company for those years.

Note 2:  Balance Sheet Detail:

Property and Equipment:

                                                     October 31,
(In thousands)                                     1995       1994
                                                 --------    -------
Computer equipment                               $  8,136    $ 6,934
Office equipment                                    2,040      2,043
Purchased software                                  1,965      1,733
Leasehold improvements                                736        723
                                                 --------    -------
                                                   12,877     11,433
                                                 ========    =======
Less accumulated depreciation and amortization    (10,452)    (9,082)
                                                 --------    -------
                                                 $  2,425    $ 2,351
                                                 ========    =======

     Property and equipment at October 31, 1995 and 1994 includes computer equipment acquired under capital leases of $1,131,000 (accumulated amortization of $1,131,000 and $819,000, respectively).

Software Production Costs:

                                                     October 31,
(In thousands)                                     1995       1994
                                                 --------    -------
Software production costs                        $ 16,325    $14,865
Less accumulated amortization                     (11,204)    (9,341)
                                                 --------    -------
                                                 $  5,121    $ 5,524
                                                 ========    =======

                                                     Years Ended October 31,
(In thousands)                                    1995       1994       1993
                                                 ------     ------     ------
Software production costs capitalized            $1,460     $1,662     $1,842
Annual amortization of software
 production costs                                $1,863     $1,809     $1,578

Other Current Liabilities and Accrued Expenses:

                                                     October 31,
(In thousands)                                    1995        1994
                                                 ------      ------
Accrued compensation                             $2,245      $1,105
Employee stock purchase plan withholdings           326         302
Other                                             1,009       2,161
Accrued taxes                                     1,006       1,021
                                                 ------      ------
                                                 $4,586      $4,589
                                                 ======      ======

Note 3:  Commitments:

Operating Leases: The Company leases its headquarters, research and development facility, sales offices and certain equipment under noncancelable operating leases for periods of up to seven years. Certain facility leases provide for monthly rentals of approximately $66,000, subject to increases in the Consumer Price Index, or 5% annual increases, and continue through January 1996. Under these agreements, the Company is responsible for property taxes, insurance and maintenance. During August 1995, the Company entered into a lease for a new headquarters facility with monthly rental payments beginning February 1996 of approximately $55,000, subject to increases in the Consumer Price Index, to a maximum of 5% annual increase.

     Future minimum lease payments under operating leases at October 31, 1995, are as follows:

Year Ending October 31,
-----------------------
(in thousands)
1996                              $1,075
1997                                 934
1998                                 891
1999                                 901
2000                                 798
Thereafter                         2,638
                                  ------
Total minimum lease payments      $7,237
                                  ======

     Rental expense was approximately $1,245,000, $1,577,000, and $1,349,000 for the years ended October 31, 1995, 1994, and 1993, respectively.


Note 4:  Capital Stock:

Employee Stock Purchase Plan: On March 15, 1989, the Board of Directors adopted an employee stock purchase plan (the "Purchase Plan") and initially reserved a total of 250,000 shares of Common Stock of the Company. In March 1993, the number of shares reserved for issuance under the Plan was increased by 250,000. The Company again increased the number of shares reserved for issuance under the Plan from 500,000 to 680,000 shares in March 1994. Under the Plan, employees may purchase common stock through payroll deductions at 85% of the lesser of the fair market value on the first or last day of six month offering periods. At October 31, 1995, a total of 111,351 shares remained available for purchase under the plan.

Employee Stock Option Plans: The Company increased the number of shares reserved for issuance under its 1983 stock option plan from 2,000,000 to 2,320,000 in March 1994. 418,056 shares were available for future grants as of October 31, 1995. In March 1993, the Company adopted its 1993 stock option plan under which options for a total of 500,000 shares of Common Stock may be granted to employees other than executive officers of the Company. 1,974 shares were available for future grants as of October 31, 1995. Under the 1983 and 1993 plans, both qualified and non-qualified options may be granted to employees to purchase Common Stock at prices not less than fair market value at date of grant. The exercise period is determined by the Board of Directors at the date of grant. All options granted under the Plan are exercisable immediately and generally expire five years from date of grant. Options generally vest over four years and, if exercised prior to vesting, are subject to repurchase at the original purchase price. At October 31, 1995, a total of 401,380 options were vested.

     On September 21, 1993, the Board of Directors approved the repricing of all employee stock options previously granted with exercise prices greater than $6.125 per share. A total of 631,124 shares were repriced at $6.125 per share. The Board of Directors agreed to the repricing with the condition that all grants would begin re-vesting on September 21, 1993.

     Activity under the 1983 and 1993 Employee Stock Option Plans is as follows:

(In thousands)
                                   Number         Price       Aggregate
                                 of Shares      per Share       Price
                                 --------------------------------------
Balance at November 1, 1992            701    $  .75-$18.75     $ 6,375
Granted                                791    $6.125-$10.00       9,633
Exercised                             (141)   $   .75-$7.25        (172)
Canceled                              (185)   $4.875-$17.25      (7,945)
-----------------------------------------------------------------------
Balance at October 31, 1993          1,166    $  .75-$18.75     $ 7,891
Granted                                319    $  4.50-$8.75       2,221
Exercised                              (67)   $   .75-$7.25        (316)
Canceled                              (320)   $6.125-$18.75      (2,459)
-----------------------------------------------------------------------
Balance at October 31, 1994          1,098    $ 4.50-$15.00     $ 7,337
Granted                                438    $6.375-$12.14       3,521
Exercised                             (131)   $  4.50-$8.75        (887)
Canceled                              (215)   $ 4.50-$12.50      (1,635)
-----------------------------------------------------------------------
Balance at October 31, 1995          1,190    $ 4.50-$12.50     $ 8,336

Outside Director Stock Option Plan: In 1990, the Company adopted a stock option plan under which options for a total of up to 100,000 shares of Common Stock may be granted to non-executive directors of the Company. The plan provides for the granting of nonqualified stock options at prices not less than fair market value on the date of grant. Options expire 10 years after the date of grant. At October 31, 1995, a total of 32,500 options had been granted at exercise prices ranging between $6.125 and $8.50 per share, of which none were exercised. In addition, the Company has separate option agreements with non-executive directors which totaled 27,500 shares at an exercise price of $6.25 per share as of October 31, 1995.


Note 5:  Income Taxes:

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 109 as of November 1, 1993. The cumulative effect of adoption of Statement 109 was not material to the Company's results of operations or financial position for the year ended October 31, 1994. Prior periods were not restated.

     The provision for income taxes consists of foreign withholding taxes.

     The reconciliation between the provision for taxes calculated at the effective tax rate and at the statutory federal income tax rate is as follows:

                                        Years Ended October 31,
                                        1995      1994      1993
                                       --------------------------
Federal income tax statutory rate       34.0%    (34.0%)   (34.0%)
Foreign taxes                           45.5%     13.1%      6.2%
Operating losses                       (34.0%)    34.0%     34.0%
                                       --------------------------
Effective tax rate                      45.5%     13.1%      6.2%
                                       =====     =====     ======

     The following table shows the major components of the deferred tax assets and liabilities as of October 31, 1995 and 1994:

(In thousands)
                                    1995       1994
                                   -------    -------
Current deferred tax assets:

Accounts receivable, inventory
  and other reserves               $   221    $   513
Accrued expenses                       184        689
Deferred revenue                       282        580
Valuation allowance                   (529)    (1,434)
                                   -------    -------

Net current deferred tax assets    $   158    $   348
                                   =======    =======

Non current deferred tax assets
  (liabilities):

Net operating losses               $ 5,124    $ 4,605
Tax credit carryforwards             4,515      3,440
Depreciation                          (357)      (180)
Amortization                        (2,089)    (2,185)
Other                                  222        444
Valuation allowance                 (7,573)    (6,472)
                                   -------    -------

Net non-current liability          ($  158)   ($  348)
                                   =======    =======

     Deferred income taxes included in other current assets at October 31, 1995 and 1994 were $158,000 and $348,000, respectively. The Company has recorded a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

     At October 31, 1995, the Company has federal net operating loss carryforwards of approximately $14,075,000 and state net operating loss carryforwards of approximately $5,500,000. In addition, the Company has approximately $4,160,000 and $350,000 in general business credit carryforwards for federal tax and state tax reporting purposes, respectively.

     These carryforwards and credits expire between 1996 and 2010 for both federal and state purposes, if not used before such time to offset future taxable income or taxes payable.


Note 6:  Geographic and Significant Customer Information:

The Company designs and licenses integrated manufacturing execution systems
(MES) software for batch process and discrete manufacturers and operates
primarily in one segment.   The Company markets and services its products in the
United States and foreign countries through its direct sales organization and through distributors.

     The Company's foreign operations primarily consist of product sales and services. Geographic net revenue information is as follows:

                               Years Ended October 31,
(In thousands)                1995      1994      1993
                             -------   -------   -------
North America                $22,651   $19,168   $20,893
Asia / Pacific Rim             5,147     3,834     2,387
Europe                         6,059     4,942     5,195
                             -------   -------   -------
Total net revenue            $33,857   $27,944   $28,475
                             =======   =======   =======

     No customer accounted for more than 10% of total revenue for fiscal 1995. Two customers accounted for 11% and 10%, respectively, of total revenue in fiscal 1994. One other customer accounted for 11% of total revenue in fiscal 1993.


Note 7:  Employee Benefit Plan:

The Company has a 401(k) plan for eligible employees. The Board of Directors may elect to make a discretionary contribution to the plan. There were no such contributions in fiscal 1995, 1994, or 1993.


Note 8:  Litigation:

In the ordinary course of business, various legal actions and claims pending have been filed against the Company. In the opinion of management, the ultimate liability, if any, with respect to these matters, will not adversely affect the results of operations or financial position of the Company.


Note 9:   Restructuring Charge:

During the third quarter of fiscal 1994, the Company announced a worldwide consolidation of its operations and recorded a restructuring charge of $1,407,000. The consolidation primarily affected several field offices. Major cost components associated with the restructuring were severance pay amounts for terminated employees, lease and rental costs associated with the consolidation of sales offices and the consolidation of operations at the Company's headquarters facilities. The balance was comprised of fixed asset write-offs in the offices affected, as well as travel and legal fees. The consolidation was designed to improve efficiencies and bring operational expenses in line with revenues.

     Between the third quarter of 1994 and the second quarter of 1995, the Company utilized $1,196,000 for various restructuring activities. During the third quarter of fiscal 1995, the Company reevaluated the status of its restructuring activities in light of results of operations that had improved substantially since the commencement of the restructuring. As a result of that reevaluation, the Company decided to discontinue subsequent restructuring activities and reversed the remaining restructuring reserve of $211,000. No reserve amount remains at October 31, 1995.


Note 10:  Subsequent Event:

On December 15, 1995, the Company entered into an agreement with Electronic Data Systems Corporation to out-source the Company's computer data center and telecommunication services. The contract has a 10-year term beginning December 1995. In the event the Company decides to terminate the contract before the expiration of the term, the Company will be required to pay a termination fee depending on the termination date, as stated in the agreement.

     The table below sets out the obligations under this contract:


                                 Service     Termination
Fiscal Year                    Obligation        Fee
-----------                    -----------   -----------
1996                           $ 1,396,000      $900,000
1997                             2,747,000       800,000
1998                             2,874,000       600,000
1999                             2,950,000       500,000
2000                             3,028,000       300,000
Thereafter                      16,581,000       150,000
                               -----------
Total Service Obligations      $29,576,000
                               ===========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

     Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     Information required by this item other than information regarding executive officers is set forth under "Election of Directors" and "Executive Compensation and Other Matters - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year ended October 31, 1995, and is hereby incorporated by reference. Information regarding executive officers is set forth under "Executive Officers of the Registrant" in Part I of this 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by this item is set forth under "Executive Compensation and Other Matters" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     The information required by this item is set forth under "General Information - Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     The information required by this item is set forth under "Executive Compensation and Other Matters - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a) The following documents are filed as part of this Report:

          1. Financial Statements.
             ---------------------

             Report of Independent Accountants dated December 6 and December 15, 1995.

             Consolidated Statements of Operations - Years Ended October 31, 1995, 1994 and 1993.

             Consolidated Balance Sheets - October 31, 1995 and 1994.

             Consolidated Statements of Stockholders' Equity - Years Ended October 31, 1995, 1994, and 1993.

             Consolidated Statements of Cash Flows - Years Ended October 31, 1995, 1994 and 1993.

             Notes to Consolidated Financial Statements.

          2. Financial Statement Schedule.  The following financial statement
             -----------------------------
             schedule of Consilium, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Consilium, Inc.

             Report of Independent Accountants on Financial
               Statement Schedule                                  Page S-1
             Schedule II - Valuation and Qualifying Accounts       Page S-2

             Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or notes thereto.

          3. Exhibits (a)
             --------

             Exhibit
             Number                 Exhibit Title
             -------                -------------
             3.1          Certificate of Incorporation of the Company. /3/

             3.2          By-Laws of the Company. /3/

             10.1         Lease agreement dated November 28, 1988, among the
                          Company and John Arrillaga, Trustee of the John
                          Arrillaga Separate Trust and Richard T. Peery,
                          Trustee of the Richard T. Peery Separate Property
                          Trust. /1/

             10.2 Master Lease Agreement, dated December 2, 1988, between the Company and General Electric Capital
                          Corporation, with schedules. /1/

             Exhibit
             Number                 Exhibit Title
             -------                -------------
             10.3         Letter Agreement, dated July 22, 1987, with respect
                          to the employment of Thomas Tomasetti. /1,6/

             10.4 Lease agreement paperwork for the 630 Clyde Court facility, dated March 6, 1990, among the Company and Santa Clara Property Associates. /2/

             10.5         Agreement between the Company and Honeywell, Inc.,
                          Industrial Automation and Control, dated April 1,
                          1993. /3,5/

             10.6         Form of Director and Officer Indemnity Agreement.
                          /4,6/

             10.7         Amended and Restated 1983 Stock Option Plan. /6/

             10.8 Forms of Stock Option Agreement used in conjunction with the 1983 Stock Option Plan. /6/

             10.9         1990 Outside Director's Stock Option Plan. /6/

             10.10 Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's
                          Stock Option Plan. /6/

             10.11 Lease agreement for the Company's principal facility, dated August 2, 1995, among the Company and The Prudential Insurance Company of America.

             10.12 Letter Agreement, dated August 5, 1994, with respect to the employment of Edward Norton. /6/

             10.13 Letter Agreement, dated September 28, 1994, with respect to the employment of Richard Van Hoesen. /6/

             11.1         Statement re Computation of Income (Loss) per Share.

             21.1         Schedule of Subsidiaries.

             23.1         Consent of Independent Accountants.

             24.1         Power of Attorney.

             27 Financial Data Schedule (available in EDGAR format only).

          /1/ Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

          /2/ Incorporated by reference from exhibit 10.3 to Registrant's Annual Report on Form 10-K filed for the Year ended October 31, 1990.

          /3/ Incorporated by reference from exhibits 3.1, 3.2 or 10.19 to Registrant's Quarterly Report on Form 10-Q filed for the Quarter ended April 30, 1993.

          /4/ Incorporated by reference from exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1994.

          /5/ The Securities and Exchange Commission has granted confidential treatment for portions of this document.

          /6/  Compensatory or employment arrangement.


     (b)  Reports on Form 8-K

          Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended October 31, 1995.

                             FORM S-8 UNDERTAKING


     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 33-30381 (filed August 8, 1989), 33-30382 (filed August 8, 1989),
33-35363 (filed July 9, 1990), 33-41312 (filed June 20, 1991), 33-63346 (filed
May 27, 1993) 33-63512 (filed May 28, 1993), 33-79474 (filed May 27, 1994) and
33-79458 (filed May 27, 1994).


     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedents, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CONSILIUM, INC.



                                            By: /s/ Richard H. Van Hoesen
                                                --------------------------------
                                                Richard H. Van Hoesen
                                                Vice President, Finance and
                                                Administration and Chief
                                                Financial Officer


DATED:  January 25, 1996
        ----------------

                               POWER OF ATTORNEY

     KNOW ALL PEOPLE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas A. Tomasetti and Richard H. Van Hoesen, jointly and severally, his or her attorneys in fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitute or substitutes, may do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

            Signature                             Title                          Date
            ---------                             -----                          ----
By:  /s/ Jonathan J. Golovin             Chairman of the Board,            January 25, 1996
     -----------------------      Secretary and Chief Technical Officer
      (Jonathan J. Golovin)



By:  /s/ Thomas A. Tomasetti           President, Chief Executive          January 25, 1996
     -----------------------              Officer and Director
      (Thomas A. Tomasetti)           (Principal Executive Officer)



By: /s/ Richard H. Van Hoesen         Vice President of Operations,        January 25, 1996
    -------------------------          Administration and Finance
     (Richard H. Van Hoesen)           and Chief Financial Officer
                                      (Principal Financial Officer)

By:     /s/ Clifton Wong                       Controller                  January 25, 1996
        ----------------             (Principal Accounting Officer)
         (Clifton Wong)

By:     /s/ Robert Horne                        Director                   January 25, 1996
        ----------------
         (Robert Horne)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



Our report on the consolidated financial statements of Consilium, Inc., is included on page 27 of this has been incorporated by reference in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 38 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                      s/s Coopers & Lybrand L.L.P.
                                      -------------------------------
                                          Coopers & Lybrand L.L.P.



San Jose, California
December 6, 1995

                                CONSILIUM, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           Column A                  Column B              Column C              Column D        Column E
-------------------------------     ----------    -------------------------     -----------      ---------
                                    Balance at    Charged to     Charged to                       Balance
                                    Beginning     Costs and        Other                          at End
          Description               of Period     Expenses       Accounts       Deductions       of Period
-------------------------------     ----------    ----------     ----------     -----------      ---------
 Year ended October 31, 1993:
Allowance for doubtful accounts     $  750,000    $  699,178          -         $    899,178     $  550,000

 Year Ended October 31, 1994:
Allowance for doubtful accounts     $  550,000    $  188,400          -         $    113,400     $  625,000

 Year Ended October 31, 1995:
Allowance for doubtful accounts     $  625,000    $  323,873          -         $    298,873     $  650,000

                               INDEX OF EXHIBITS

   Exhibit
   Number                 Exhibit Title
   -------                -------------

    3.1       Certificate of Incorporation of the Company. /3/

    3.2       By-Laws of the Company. /3/

   10.1       Lease agreement dated November 28, 1988, among the
              Company and John Arrillaga, Trustee of the John Arrillaga
              Separate Trust and Richard T. Peery, Trustee of the
              Richard T. Peery Separate Property Trust. /1/

   10.2 Master Lease Agreement, dated December 2, 1988, between the Company and General Electric Capital Corporation, with schedules. /1/

   10.3 Letter Agreement, dated July 22, 1987, with respect to the employment of Thomas Tomasetti. /1,6/

   10.4 Lease agreement paperwork for the 630 Clyde Court facility, dated March 6, 1990, among the Company and Santa Clara
              Property Associates. /2/

   10.5       Agreement between the Company and Honeywell, Inc.,
              Industrial Automation and Control, dated April 1, 1993. /3,5/

   10.6       Form of Director and Officer Indemnity Agreement. /4,6/

   10.7       Amended and Restated 1983 Stock Option Plan. /6/

   10.8 Forms of Stock Option Agreement used in conjunction with the 1983 Stock Option Plan. /6/

   10.9       1990 Outside Director's Stock Option Plan. /6/

   10.10 Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's Stock Option
              Plan. /6/

   10.11 Lease agreement for the Company's principal facility, dated August 2, 1995, among the Company and The
              Prudential Insurance Company of America.

   10.12 Letter Agreement, dated August 5, 1994, with respect to the employment of Edward Norton. /6/



   10.13 Letter Agreement, dated September 28, 1994, with respect to the employment of Richard Van Hoesen. /6/

   11.1       Statement re Computation of Income (Loss) per Share.

   21.1       Schedule of Subsidiaries.

   23.1       Consent of Independent Accountants.

   24.1       Power of Attorney.

   27         Financial Data Schedule (available in EDGAR format only).

-----------------
/1/ Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

/2/ Incorporated by reference from exhibit 10.3 to Registrant's Annual Report on Form 10-K filed for the Year ended October 31, 1990.

/3/ Incorporated by reference from exhibits 3.1, 3.2 or 10.19 to Registrant's Quarterly Report on Form 10-Q filed for the quarter ended April 30, 1993.

/4/ Incorporated by reference from exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1994.

/5/ The Securities and Exchange Commission has granted confidential treatment for portions of this document.

/6/   Compensatory or employment arrangement.