Form 10-Q
period 1996-01-31
CONSILIUM INC
filed 1996-03-15
CIK 795090

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 1996
                                 ------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

                         Commission File Number 0-17754

                                 CONSILIUM, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       94-2523965
          --------                                       ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


485 Clyde Avenue, Mountain View, California                 94043
-------------------------------------------                 -----
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (415) 691-6100
                                                    -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes  X   No
                                          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 11, 1996:

Common Stock, $0.01 par value                         7,721,845
-----------------------------                      ----------------
           Class                                   Number of Shares

                                CONSILIUM, INC.

                                     INDEX


                      PART I.       FINANCIAL INFORMATION


                                                                    Page No.
                                                                    --------
Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets -
             January 31, 1996 and October 31, 1995..................   3

             Condensed Consolidated Statements of Operations -
             Three months ended January 31, 1996
             and 1995...............................................   4

             Condensed Consolidated Statements of Cash Flows -
             Three months ended January 31, 1996 and 1995...........   5

             Notes to Condensed Consolidated Financial Statements...   6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................   7

                        PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings.........................................   11

Item 2.   Changes in Securities.....................................   11

Item 3.   Defaults upon Senior Securities...........................   11

Item 4.   Submission of Matters to a Vote of Security Holders.......   11

Item 5.   Other Information.........................................   11

Item 6.   Exhibits and Reports on Form 8-K..........................   11

          Signatures................................................   13


                        PART I.  FINANCIAL INFORMATION
                                CONSILIUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands; unaudited)

                                                              January 31, 1996   October 31, 1995
                                                              ----------------   ----------------
ASSETS

Current assets:
  Cash and cash equivalents                                      $   10,519         $   10,686
  Short term investments                                                  0              1,478
  Accounts receivable, net                                            9,575              8,347
  Other current assets                                                  890              1,055
                                                                 ----------         ----------

            Total current assets                                     20,984             21,566

Property and equipment, net                                           2,586              2,425
Software production costs, net                                        4,942              5,121
Other assets                                                            330                325
                                                                 ----------         ----------

            Total assets                                         $   28,842         $   29,437
                                                                 ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $    2,099         $    1,824
  Deferred  revenue                                                   5,490              5,658
  Other current liabilities and
    accrued expenses                                                  3,672              4,586
                                                                 ----------         ----------

            Total current liabilities                                11,261             12,068

Deferred revenue                                                      1,233              1,325
Deferred income taxes                                                   158                158
Accrued lease obligation                                                  0                 17
                                                                 ----------         ----------

            Total liabilities                                        12,652             13,568
                                                                 ----------         ----------

            Total stockholders' equity                               16,190             15,869
                                                                 ----------         ----------
            Total liabilities and
              stockholders' equity                               $   28,842         $   29,437
                                                                 ==========         ==========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data; unaudited)

                                                               Three months ended
                                                                   January 31,
                                                                 1996      1995
                                                              ---------  ---------
Revenues:

  Product                                                     $   4,782  $   3,801
  Services                                                        3,931      3,690
  Development                                                       446        128

    Total revenues                                                9,159      7,619
                                                              ---------  ---------

Costs and expenses:

  Product                                                           721        798
  Services                                                        1,216        975
  Research and development                                        3,146      2,235
  Selling and marketing                                           2,882      2,647
  General and administrative                                        870        820
                                                              ---------  ---------

    Total costs and expenses                                      8,835      7,475

Income from operations                                              324        144

Interest income,net                                                 146        136
                                                              ---------  ---------

Income before income tax provision                                  470        280

Provision for income taxes                                          248        182
                                                              ---------  ---------
Net income                                                    $     222  $      98
                                                              =========  =========
Net income per share                                          $    0.03  $    0.01
                                                              =========  =========
Shares used in per share
calculations:                                                     8,260      7,621
                                                              =========  =========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands; unaudited)

                                                                    Three months ended
                                                                        January 31,
                                                                     1996       1995
                                                                   -------    --------
        Cash flows from operating activities:
         Net income                                                $   222    $     98
                                                                   -------    --------
         Adjustments to reconcile net income to
          net cash used in operating activities:
           Depreciation and amortization                               711         834
           Provision for doubtful accounts                              90         114
           Change in assets and liabilities:
            Accounts receivable, net                                (1,318)     (1,171)
            Other assets                                               160         (88)
            Accounts payable                                           275         177
            Deferred revenue                                          (260)       (240)
            Other liabilities and accrued expenses                    (931)       (820)
            Deferred income taxes                                        0           0
                                                                   -------    --------
             Total adjustments                                      (1,273)     (1,194)
                                                                   -------    --------
              Net cash used in operating activities                 (1,051)     (1,096)
                                                                   -------    --------
        Cash flows from investing activities:
          Capital expenditures                                        (407)       (251)
          Capitalized software production costs                       (286)       (357)
          Purchases of short-term investments                            0     (18,504)
          Sales of short-term investments                            1,478      20,777
                                                                   -------    --------
              Net cash provided by investing activities                785       1,665
                                                                   -------    --------
        Cash flows from financing activities:
          Issuance of common stock                                      99         401
          Principal payments on capital leases                           0        (100)
                                                                   -------    --------
              Net cash provided by financing activities                 99         301
                                                                   -------    --------
          Net increase (decrease) in cash and cash equivalents        (167)        870
                                                                   -------    --------
        Cash and cash equivalents at beginning of period            10,686       8,682
                                                                   -------    --------
        Cash and cash equivalents at end of period                 $10,519    $  9,552
                                                                   =======    ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                CONSILIUM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Consilium, Inc. and Subsidiaries ("the Company") as of January 31, 1996 and October 31, 1995, including the results of operations and cash flows for the three months ended January 31, 1996 and 1995. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Annual Report as of and for the year ended October 31, 1995. The year-end condensed consolidated balance sheet data as of October 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations and cash flows for the three months ended January 31, 1996 are not necessarily indicative of results of operations and cash flows for any future period.

2.   Software Production Costs (in thousands):


                               Three months ended
                                   January 31,
                               -------------------
                               1996          1995
                               -----         ----

     Capitalized software
     production costs          $ 286         $ 357

     Amortization of
     capitalized software
     production costs          $ 465         $ 466


3. Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the dilutive effect of stock options as computed using the treasury stock method.

4. The income tax provision for the three months ended January 31, 1996 represents taxes on earnings of certain foreign subsidiaries, which are profitable, and taxes withheld on sales made in certain foreign jurisdictions. The Company has established a valuation allowance against its deferred tax asset and reviews this allowance on a periodic basis. At such time that the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized, the valuation allowance will be reduced.

5. In the ordinary course of business, various legal actions and claims pending have been filed against the Company. In the opinion of management, the ultimate liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.

Item 2.  Management's Discussion and Analysis of Financial
         --------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Results of Operations
---------------------

     This section contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about expected possible corporate implementation of FlowStream(R) and expected increased maintenance revenues. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth under the caption "Potential Fluctuations in Quarterly Results."

     Revenues.  Total revenues for the first quarter of fiscal 1996 increased
     --------
20% to $9,159,000 compared with $7,619,000 in the first quarter of 1995. The increase primarily was due to higher product, services, and development revenues.

   The following table shows the proportion of the Company's total revenue from each of its three principal geographic regions:


                           Three months ended
                               January 31,
                             1996       1995
                             ----       ----

     North America            63%        64%
     Europe                   13%        17%
     Asia/Pacific             24%        19%


     Product license revenues for the three months ended January 31, 1996 increased 26% over the same period of the previous year. The 1996 first fiscal quarter increase was primarily due to higher revenue levels from the Company's WorkStream DFS(TM) product, partially offset by lower revenue levels from the Company's FlowStream product line.

     During the quarter ended January 31, 1996, the Company received one order from an existing customer totaling $1,100,000, or 12% of total revenues, for software licenses and services. The Company's product license revenue historically has been concentrated in a relatively small number of customers and its products have a high average selling price. (See "Potential Fluctuations in Quarterly Results.")

     Product license revenue attributable to products in the Company's WorkStream DFS product line increased 57% to $4,539,000 during the three months ended January 31, 1996 as compared with $2,895,000 in the previous year quarter. The increase was due to increased demand in the semiconductor industry for the Company's WorkStream(R) and WorkStream Open(TM) products, especially in Asia, as well as commercial availability of the Company's new WorkStream DFS application servers.

     License revenues attributable to FlowStream decreased 73% to $243,000 during the three month period ended January 31, 1996 as compared with $906,000 for the same period in fiscal 1995. The decrease was primarily attributable to the variable timing in receipt of orders for the Company's products in any given
quarter.   In addition, several of the Company's customers have begun to consider corporate implementations of FlowStream. If customers proceed with corporate implementations, the Company may in the future receive a smaller number of orders with a higher total dollar value than in the past.

     Services revenues for the three months ended January 31, 1996 increased 7% to $3,931,000, compared with $3,690,000 for the same period of fiscal 1995. Services revenues are derived primarily from custom programming services, resident and application consulting services, customer training, and annual software maintenance fees. The increase in services revenues for the three months ended January 31, 1996 primarily was due to higher maintenance levels from the Company's WorkStream DFS product lines. The Company anticipates maintenance revenues associated with its WorkStream DFS and FlowStream product lines will continue to increase in the near term due to the higher volume of product licenses sold in recent quarters which are scheduled to commence maintenance terms. Services revenues normally are subject to fluctuation primarily due to the timing of new contracts and the completion of existing projects.

     Development revenues for the three months ended January 31, 1996 increased 248% to $446,000, compared with $128,000 for the same period of fiscal 1995. The increase in development revenues primarily was due to the Company's starting new funded development projects, partially offset by the completion of existing projects. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with participating third parties having the right to license and use the software, often sooner than otherwise would have occurred. The results of these development contracts and porting projects are expected to become standard products upon completion of the work. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into and the state of completion of such projects.

     Costs and Expenses.  Cost of product revenue for the three months ended
     -------------------
January 31, 1996 decreased 10% to $721,000, compared with $798,000 for the same
period of the previous fiscal year.   The decrease in cost of product revenue
primarily was due to a large order for WorkStream that generated minimal costs. Cost of product revenue includes amortization of capitalized software production costs, royalties, distributor commissions, and purchased software which is resold to the end customer, typically along with the Company's proprietary software. Depending on the mix of sales of proprietary software, third party licenses and sales made through distributors in a given period, the associated costs of product revenue can vary significantly. Product costs as a percentage of product revenue for the three months ended January 31, 1996 were 15% compared with 21% for the same period of the previous year. The decrease in cost of product revenue as a percentage of product revenue was due to a change in the mix of product revenues coupled with lower royalties, as well as lower purchased software costs.

     Cost of services revenue represented 31% of total services revenues for the three months ended January 31, 1996, compared with 26% in the comparable period of fiscal 1995. Services costs include expenses for the customer response center, resident and application consulting services, customer services, and training groups within the Company. Cost of services revenue increased 25% to $1,216,000 for the three month period ended January 31, 1996 compared with $975,000 for the same period of the previous fiscal year. The increase in the percentage and in absolute dollars of cost of services revenues resulted from the hiring of additional services personnel to enhance the Company's ability to meet customer requirements for maintenance, support and consulting services.

     Research and Development Expenses.   Research and development expenses
     ---------------------------------
represented 34% of total revenues for the three month period ended January 31, 1996 compared with 29% for the same period of the previous fiscal year. These expenses increased to $3,146,000 in the first fiscal quarter compared with $2,235,000 in the same quarter of the previous fiscal year. The increase in the percentage and absolute dollar amount of research and development expenses in the recent three month period compared with the same quarter last year was due to decreased capitalization of software development costs, costs associated with preparation for the Company's second quarter building move, a higher level of funded development activity and a higher level of overall research and development activity in the recent quarter compared with the levels in the first quarter in fiscal

1995. Included in research and development expenses are costs associated with the development of new products, costs of enhancing and maintaining existing products, as well as costs of porting and funded-development projects.

     Software development expenditures of $286,000 and $357,000 were capitalized under Statement of Financial Accounting Standards No. 86 for the three months ended January 31, 1996 and 1995, respectively. The amounts represented approximately 8% and 14% of total research and development expenditures during such periods. The percentage decrease was due to a decline in the absolute dollar amount of software costs capitalized during these periods coupled with a higher level of overall research and development expenditures. In accordance with Statement 86, the amount of research and development expenditures capitalized in a given time period depends upon the amount of development work performed subsequent to the establishment of technological feasibility.

     Selling and Marketing Expenses.   Selling and marketing expenses
     -------------------------------
represented 31% and 35% of total revenues for the three months ended January 31, 1996 and 1995, respectively. Selling and marketing expenses increased to $2,882,000 for the three months ended January 31, 1996 compared with $2,647,000 for the same period of the previous fiscal year. The first fiscal quarter increase in absolute dollars in selling and marketing expenses primarily was due to an increase in the commission expense for the period resulting from the higher level of sales for the quarter, partially offset by a lower headcount. The proportional decrease in sales and marketing expense as a percentage of total revenues was due to increased sales productivity and a higher level of sales for the first quarter of fiscal 1996 compared with the same period of the previous fiscal year.

     General and Administrative Expenses.  General and administrative expenses
     ------------------------------------
represented 9% and 11% of total revenues for the three months ended January 31, 1996 and 1995, respectively. General and administrative costs include the costs of the finance, accounting, purchasing and administrative operations of the Company. General and administrative expenses increased to $870,000 for the three months ended January 31, 1996 compared with $820,000 for the same period of the previous fiscal year. The first quarter increase in absolute dollars primarily was due to an increase in headcount over the same period of the previous fiscal year, as well as additional costs associated with the Company's building move.

     Interest Income and Expense.  For the three months ended January 31, 1996,
     ----------------------------
interest income was $146,000, compared with interest income of $141,000 for the same period of the previous fiscal year. Higher invested cash balances and slightly higher interest rate levels accounted for the increase. There was no interest expense for the period ended January 31, 1996 as compared with $5,000 for the previous year quarter.

     Provision for Income Taxes.  The first fiscal quarter's effective tax rate
     --------------------------
of 53% represents taxes on earnings of certain foreign subsidiaries and taxes withheld on sales made in certain foreign jurisdictions. The comparable rate for the first quarter of fiscal 1995 was 65%. The Company has established a valuation allowance against its deferred tax asset and reviews this allowance on a periodic basis. At such time that the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized, the valuation allowance will be reduced.

     Net Income.  The Company generated net income of $222,000, or $.03 per
     -----------
share, in the quarter ended January 31, 1996, compared with a net income of $98,000, or $.01 per share, in the same period of the prior year. The first fiscal quarter's net income was the result of higher revenues and lower expenses compared with the same period of the previous year.

     Potential Fluctuations in Quarterly Results.  The Company's results of
     -------------------------------------------
operations historically have fluctuated on a quarterly basis due to several factors. These factors include: the relatively high average selling price of the Company's products relative to the number of transactions; market acceptance of new products; introduction of competitive product offerings and subsequent deferrals in sales orders as competitive products are evaluated by prospective customers; the size and timing of new orders; the timing of co-development projects with customers; expense levels; pricing changes; gain or loss of significant customers or distributors; the level of capital spending and the general economic conditions in the Company's primary markets, and increased competition. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. The operating results in any quarter are not necessarily indicative of results for future financial periods.

     Liquidity and Capital Resources.  As of January 31, 1996, the Company had
     --------------------------------
$10,519,000 in cash and cash equivalents and short term investments, as compared with $12,164,000 at October 31, 1995. The Company used $1,051,000 in operating activities during the three months ended January 31, 1996. This was principally due to an increase of $1,318,000 in accounts receivable and a decrease in other liabilities and accrued expenses of $931,000, offset by net income of $222,000 and non-cash depreciation and amortization of $711,000.

     Cash provided by investing activities was $785,000 during the first quarter of 1996 which represented sales of short term investments of $1,478,000, offset by capital expenditures and capitalized software production costs.

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

Item 5.   Other Information
          ------------------
          None


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a).     List of Exhibits


Exhibit
Number                          Exhibit Title
-------                         -------------
  3.1          Certificate of Incorporation of the Company. /3/

  3.2          By-Laws of the Company. /3/

  10.1         Lease agreement dated November 28, 1988, among the Company and John Arrillaga, Trustee of the John
               Arrillaga Separate Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property
               Trust./1/

  10.2         Master Lease Agreement, dated December 2, 1988, between the Company and General Electric Capital
               Corporation, with schedules./1/

  10.3         Letter Agreement, dated July 22, 1987, with respect to the employment of Thomas Tomasetti. /1,6/

  10.4         Lease agreement paperwork for the 630 Clyde Court facility, dated March 6, 1990, among the Company and Santa Clara Property Associates. /2/

  10.5         Agreement between the Company and Honeywell, Inc., Industrial Automation and Control, dated April 1,
               1993. /3,5/

  10.6         Form of Director and Officer Indemnity Agreement. /4,6/

  10.7         Amended and Restated 1983 Stock Option Plan. /6,7/

  10.8         Forms of Stock Option Agreement used in conjunction with the 1983 Stock Option Plan. /6,7/

  10.9         1990 Outside Director's Stock Option Plan. /6,7/

  10.10        Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside
               Director's Stock Option Plan. /6,7/

  10.11        Lease agreement for the Company's principal facility, dated August 2, 1995, among the Company and
               The Prudential Insurance Company of America./ 7/

  10.12        Letter Agreement, dated August 5, 1994, with respect to the employment of Edward Norton. /6,7/

  10.13        Letter Agreement, dated September 28, 1994, with respect to the employment of Richard Van Hoesen./6,7/

  11.1         Statement re Computation of Net Income per Share.

  27           Financial Data Schedule (available in EDGAR format only).


/1/ Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

/2/ Incorporated by reference from exhibit 10.3 to Registrant's Annual Report on Form 10-K for the Year ended October 31, 1990.

/3/ Incorporated by reference from exhibits 3.1, 3.2 or 10.19, respectively, to Registrant's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1993.

/4/ Incorporated by reference from exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1994.

/5/ The Securities and Exchange Commission has granted confidential treatment for portions of this document.

/6/  Compensatory or employment arrangement.

/7/ Incorporated by reference from exhibits of the same number to Registrant's Annual Report on Form 10K for the Year ended October 31, 1995.


(b).   Reports on Form 8-K

          No report on Form 8-K was filed during the quarter ended January 31, 1996

                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the chief accounting officer of the registrant.


                                                     CONSILIUM, INC.
                                           -----------------------------------
                                                      (Registrant)



Date       March 14, 1996                  by: /s/   Richard H. Van Hoesen
     --------------------------               --------------------------------
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