Form 10-Q
period 1996-04-30
CONSILIUM INC
filed 1996-06-14
CIK 795090

                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    April 30, 1996
                              -------------------

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -----
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ------------------

                        Commission File Number 0-17754

                                CONSILIUM, INC.
                                ---------------
            (Exact name of registrant as specified in its charter)

             Delaware                                  94-2523965
             --------                                  ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

485 Clyde Avenue, Mountain View, California                 94043
- -------------------------------------------                 -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (415) 691-6100
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

                                            Yes       X          No
                                                 ----------         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 11, 1996:

Common Stock, $0.01 par value                          7,835,415
- -----------------------------                     -------------------
       Class                                         Number of Shares

                                CONSILIUM, INC.

                                     INDEX


                      PART I.       FINANCIAL INFORMATION

                                                                   Page No.
                                                                   --------
Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets -
              April 30, 1996 and October 31, 1995...................    3

              Condensed Consolidated Statements of Operations -
              Three and six months ended April 30, 1996
              and 1995..............................................    4

              Condensed Consolidated Statements of Cash Flows -
              Six months ended April 30, 1996 and 1995..............    5

              Notes to Condensed Consolidated Financial Statements..    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................    8

                        PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings.........................................   13

Item 2.   Changes in Securities.....................................   13

Item 3.   Defaults upon Senior Securities...........................   13

Item 4.   Submission of Matters to a Vote of Security Holders.......   13

Item 5.   Other Information.........................................   13

Item 6.   Exhibits and Reports on Form 8-K..........................   13

          Signatures................................................   16


                        PART I.  FINANCIAL INFORMATION
                                CONSILIUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands; unaudited)





                                          April 30, 1996     October 31, 1995
                                          --------------     ----------------
                                                                 (Restated)
ASSETS
Current assets:
  Cash and cash equivalents                $10,531            $10,686
  Short term investments                         0              1,478
  Accounts receivable, net                   7,974              7,578
  Other current assets                         826              1,055
                                           -------            -------

            Total current assets            19,331             20,797

Property and equipment, net                  4,566              2,425
Software production costs, net               4,670              5,121
Other assets                                   337                325
                                           -------            -------

            Total assets                   $28,904            $28,668
                                           =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $ 2,899           $  1,800
  Deferred revenue                           4,842              5,621
  Other current liabilities and
    accrued expenses                         3,562              4,364
                                           -------            -------

            Total current liabilities       11,303             11,785

Deferred revenue                             1,191              1,325
Deferred income taxes                          158                158
Notes payable                                2,000                  0
Accrued lease obligation                         0                 17
                                           -------            -------

            Total liabilities               14,652             13,285
                                           -------            -------


            Total stockholders' equity      14,252             15,383
                                           -------            -------

            Total liabilities and
              stockholders' equity         $28,904            $28,668
                                           =======            =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data; unaudited)

                                          Three months ended                  Six months ended
                                               April 30,                          April 30,
                                         1996              1995             1996              1995
                                       ---------         ---------        ---------         ---------
Revenues:

  Product                               $ 3,409           $ 3,648         $  8,191           $ 7,449
  Services                                3,953             4,133            7,884             7,823
  Development                               417               330              863               458
                                        -------           -------         --------           -------
    Total revenues                        7,779             8,111           16,938            15,730
                                        -------           -------         --------           -------

Costs and expenses:

  Product                                   770               720            1,491             1,518
  Services                                1,459             1,062            2,675             2,037
  Research and development                3,568             2,677            6,714             4,912
  Selling and marketing                   3,135             2,752            6,017             5,399
  General and administrative              1,079               773            1,949             1,593
                                        -------           -------         --------           -------
    Total costs and expenses             10,011             7,984           18,846            15,459

Income (loss) from operations            (2,232)              127           (1,908)              271

Interest income, net                         80               148              226               284
                                        -------           -------         --------           -------
Income (loss) before income tax
 provision                               (2,152)              275           (1,682)              555

Provision for income taxes                  124               109              372               291
                                        -------           -------         --------           -------
Net income (loss)                       $(2,276)          $   166         $ (2,054)         $    264
                                        =======           =======         ========          ========

Net income (loss) per share             $ (0.29)          $  0.02         $  (0.27)         $   0.03
                                        =======           =======         ========          ========

Shares used in per share
 calculations:                            7,773             7,728            7,741             7,675
                                        =======           =======         ========          ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands; unaudited)

                                                          Six months ended
                                                               April 30,
                                                        1996               1995
                                                      ---------          ---------
Cash flows from operating activities:
  Net income (loss)                                    $(2,054)           $   264
                                                       -------            -------
  Adjustments to reconcile net income to
   net cash used in operating activities:
   Depreciation and amortization                         1,511              1,690
   Provision for doubtful accounts                         190                164
   Change in assets and liabilities:
    Accounts receivable, net                              (586)            (2,311)
    Other assets                                           217                 58
    Accounts payable                                     1,099                223
    Deferred revenue                                      (913)               544
    Other liabilities and accrued expenses                (819)              (458)
    Deferred income taxes                                  ---                  0
                                                       -------            -------

     Total adjustments                                     699                (90)
                                                       -------            -------

      Net cash (used in) provided by
       operating activities                             (1,355)               174
                                                       -------            -------

Cash flows from investing activities:
  Capital expenditures                                  (2,711)              (491)
  Capitalized software production costs                   (490)              (702)
  Purchases of short-term investments                        0            (44,684)
  Sales of short-term investments                        1,478             48,184
                                                       -------            -------

      Net cash (used in) provided by
       investing activities                             (1,723)             2,307
                                                       -------            -------

Cash flows from financing activities:
  Issuance of common stock                                 923                431
  Notes payable                                          2,000                  0
  Principal payments on capital leases                       0               (201)
                                                       -------            -------
      Net cash provided by financing activities          2,923                230
                                                       -------            -------

  Net (decrease) increase in cash and cash equivalents    (155)             2,711
                                                       -------            -------
Cash and cash equivalents at beginning of period        10,686              8,682
                                                       -------            -------
Cash and cash equivalents at end of perio              $10,531            $11,393
                                                       =======            =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Consilium, Inc. and Subsidiaries ("the Company") as of April 30, 1996 and October 31, 1995, including the results of operations for the three and six months ended April 30, 1996 and 1995 and the statement of cash flows for the six months ended April 30, 1996 and 1995. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended October 31, 1995. As previously announced, the Company will be restating such financial statements, which will be filed in a Form 10-K/A amending its Annual Report on Form 10-K for the year ended October 31, 1995. A comparison of certain amounts as previously reported and as restated is presented below.


     (In thousands, except per share amounts)

                                           Year ended October 31, 1995
                                           ---------------------------
                                           As Reported     As Restated
                                           -----------     -----------

Total revenues                                 $33,857         $33,125
Income (loss) before taxes                       1,150             664
Provision (benefit) for income taxes               523             523
Net income (loss)                                  627             141
Income (loss) per share                           0.08            0.02
Shares used in per share calculations            7,912           7,912

Working capital                                  9,498           9,012
Total assets                                    29,437          28,668
Long-term debt, less current portion                 0               0
Stockholders' equity                            15,869          15,383

     The results of operations for the three and six month periods ended April 30, 1995 were not affected by the restatement.

     The year-end condensed consolidated balance sheet data as of October 31, 1995, as restated, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The results of operations for the three and six months ended April 30, 1996 and the statement of cash flows for the six months ended April 30, 1996 are not necessarily indicative of results of operations and cash flows for any future period.

2.   Software Production Costs (in thousands):

                               Three months ended     Six months ended
                                    April 30,              April 30,
                               ------------------     ----------------
                                1996        1995       1996      1995
                               ------      ------     ------    ------

     Capitalized software
     production costs           $204       $345         $490     $702

     Amortization of
     capitalized software
     production costs           $476       $466         $941     $932

3. Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the dilutive effect of stock options as computed using the treasury stock method. Net loss per share is based upon the weighted average number of common shares outstanding during the period.

4. The income tax provision for the three months ended April 30, 1996 represents taxes on earnings of certain foreign subsidiaries, which are profitable, and taxes withheld on sales made in certain foreign jurisdictions. The Company has established a valuation allowance against its deferred tax asset and reviews this allowance on a periodic basis. At such time that the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized, the valuation allowance will be reduced.

5. In a one paragraph letter dated May 6, 1996, Honeywell Inc. ("Honeywell") informed the Company that, although it remains willing to resolve matters amicably, Honeywell believes it has claims against the Company for misrepresentation, breach of contract and fraud, and that Honeywell will be left with no alternative but litigation unless satisfactory progress is made toward resolution. The contract involved was entered into in April of 1993, and is a distribution and license agreement under which Honeywell paid the Company $4,000,000 as a non-refundable pre-paid license fee in the Company's 1993 fiscal year. The Company believes these assertions are utterly without merit and that the Company has performed in keeping with both the letter and spirit of its contract with Honeywell. The Company has informed Honeywell to that effect. At present, the Company is evaluating Honeywell's claims with counsel along with possible claims it may have against Honeywell. The Company hopes that the matter can, as the Honeywell letter suggests, be resolved amicably.

     In the ordinary course of business, other legal actions and claims pending have been filed against the Company. In the opinion of management, the ultimate liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results of Operations
- ---------------------

     This section contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements about expected possible corporate implementation of FlowStream(R) software and expected increased maintenance revenues. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth under the caption "Potential Fluctuations in Quarterly Results."

     Revenues.  Total revenues for the second quarter of fiscal 1996 decreased
     --------
4% to $7,779,000 compared with $8,111,000 in the second quarter of 1995. Revenues for the first six months of fiscal 1996 increased 8% to $16,938,000, compared with $15,730,000 in the same period in 1995. The decrease for the second quarter of fiscal 1996 primarily was due to lower product license revenues in the North American geographic region and lower overall services revenue. For the six months ended April 30, 1996, overall revenue increased 8% over the same period of the previous year primarily due to overall higher levels of product sales in the Asian geographic region.

     The following table shows the proportion of the Company's total revenue from each of its three principal geographic regions:

                         Three months ended     Six months ended
                             April 30,             April 30,
                          1996        1995       1996      1995
                         ------      ------     ------    ------
     North America          45%         60%        55%       62%
     Europe                 21%         25%        16%       21%
     Asia/Pacific           34%         15%        29%       17%

     Product license revenues for the three months ended April 30, 1996 decreased 7% from the same period of the previous year. Product license revenue for the six months ended April 30, 1996 increased 10% over the same period of the previous year. The 1996 second fiscal quarter decrease was primarily due to no product license revenue from the Company's FlowStream product.

     During the quarter ended April 30, 1996, the Company received orders from two customers totaling approximately $2,400,000, of which $1,600,000, or 21% of total revenues, was recognized as product revenue for software licenses. The company's product license revenue historically has been concentrated in a relatively small number of customers and its products have a high average selling price. (See "Potential Fluctuations in Quarterly Results.")

     Product license revenue attributable to products in the Company's WorkStream DFS product line increased 11% to $3,409,000 during the three months ended April 30, 1996 as compared with $3,081,000 in the previous year quarter. The year-over-year increase was due to continued demand in the semiconductor industry for the Company's WorkStream(R) and WorkStream Open(TM) products, especially in Asia, as well as commercial availability of the Company's new WorkStream DFS application servers. For the six months ended April 30, 1996, product license revenue from the Workstream product line increased 33% to $7,948,000 as compared with $5,976,000 in the previous year period.

     License revenues attributable to FlowStream were $0 during the three months ended April 30, 1996 as compared with $567,000 in the previous year quarter. The decrease was primarily attributable to the variable timing in receipt of orders for the Company's products in any given quarter. In addition, several of the Company's customers have begun to consider corporate implementations of FlowStream, which is extending the length of certain sales cycles. If customers proceed with corporate implementations, the Company may in the future receive a smaller number of orders with a higher total dollar value than in the past. For the six months ended April 30, 1996, product license revenue from the FlowStream product line decreased 84% to $243,000 as compared with $1,473,000 in the previous year period.

     Services revenues for the three months ended April 30, 1996 decreased 4% to $3,953,000, compared with $4,133,000 for the same period of fiscal 1995. For the six months ended April 30, 1996, services revenue remained relatively flat with the same period of the previous fiscal year. Services revenues are derived primarily from custom programming services, resident and application consulting services, customer training, and annual software maintenance fees. The decrease in services revenues for the three months ended April 30, 1996 primarily was due to the timing of contract renewals from the Company's WorkStream DFS product lines and lower consulting revenues. The Company anticipates that maintenance revenues associated with its WorkStream DFS and FlowStream product lines will continue to increase in the near term due to the higher volume of product licenses sold in recent quarters which are scheduled to commence maintenance terms. Services revenues normally are subject to fluctuation primarily due to the timing of new contracts and the completion of existing projects.

     Development revenues for the three months ended April 30, 1996 increased 26% to $417,000, compared with $330,000 for the same period of fiscal 1995. For the six months ended April 30, 1996, development revenues increased 88% from the same period in the previous fiscal year. The increase in development revenues primarily was due to the Company starting new funded development projects, partially offset by the completion of existing projects. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with participating third parties having the right to license and use the software, often sooner than otherwise would have occurred. The results of these development contracts and porting projects are expected to become standard products upon completion of the work. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into and the state of completion of such projects.

     Costs and Expenses.  Cost of product revenue for the three months ended
     ------------------
April 30, 1996 increased 7% to $770,000, compared with $720,000 for the same period of the previous fiscal year. For the six months ended April 30, 1996, cost of product revenue decreased 2% from the same period in the previous fiscal year. The absolute dollar increase in cost of product revenue for the three month period ended April 30, 1996 primarily was due to a large order for WorkStream that generated higher costs. For the six months ended April 30, 1996, the absolute dollar decrease in cost of product revenue primarily was due to the mix of product revenues with overall lower royalties and purchased software costs. Cost of product revenue includes amortization of capitalized software production costs, royalties, distributor commissions, and purchased software which is resold to the end customer, typically along with the Company's proprietary software. Depending on the mix of sales of proprietary software, third party licenses and sales made through distributors in a given period, the associated costs of product revenue can vary significantly. Product costs as a percentage of product revenue for the three and six months ended April 30, 1996 were 23% and 18%, respectively, compared with 20% for each of the same periods of fiscal 1995. The increase in cost of product revenue for the three month period ended April 30, 1996 as a percentage of product revenue was due to a change in the mix of product revenues coupled with lower royalties, as well as higher purchased software costs. The decrease in cost of product revenue for the six months ended April 30, 1996 as a percentage of product revenue was due to a change in the mix of product revenue coupled with overall lower royalties and purchased software costs.

     Cost of services revenue represented 37% and 34% of total services revenues for the three and six months ended April 30, 1996, compared with 26% for the same periods of fiscal 1995. Services costs include expenses for the customer response center, resident and application consulting services, customer services, and training groups within the Company. Cost of services revenue increased 37% to $1,459,000 for the three month period ended April 30, 1996 compared with $1,062,000 for the same period of the previous fiscal year. The increase in the percentage and in absolute dollars of cost of services revenues resulted from the hiring of additional services personnel, both permanent and sub-contracted, to enhance the Company's ability to meet customer requirements for maintenance, support and consulting services.

     Research and Development Expenses.   Research and development expenses
     ---------------------------------
represented 46% and 40% of total revenues for the three and six month periods ended April 30, 1996 compared with 33% and 31% for the same periods of the previous fiscal year. These expenses increased to $3,568,000 in the second fiscal quarter compared with $2,677,000 in the same quarter of the previous fiscal year. The increase in the percentage and absolute dollar amount of research and development expenses in the recent three month period compared with the same quarter last year was due to lower levels of sales, as well as decreased capitalization of software development costs, costs associated with the Company's second quarter building move, a higher level of funded development activity and a higher level of overall research and development activity in the recent quarter compared with the levels in the second quarter in fiscal 1995. Included in research and development expenses are costs associated with the development of new products, costs of enhancing and maintaining existing products, as well as costs of porting and funded-development projects.

     Software development expenditures of $204,000 and $345,000 were capitalized under Statement of Financial Accounting Standards No. 86 for the three months ended April 30, 1996 and 1995, respectively. The amounts represented approximately 5% and 11% of total research and development expenditures during such periods. The percentage decrease was due to a decline in the absolute dollar amount of software costs capitalized during these periods coupled with a higher level of overall research and development expenditures. In accordance with Statement 86, the amount of research and development expenditures capitalized in a given time period depends upon the amount of development work performed subsequent to the establishment of technological feasibility.

     Selling and Marketing Expenses.   Selling and marketing expenses
     ------------------------------
represented 40% and 36% of total revenues for the three and six months ended April 30, 1996, respectively, as compared with 34% for each of the same periods of fiscal 1995. Selling and marketing expenses increased to $3,135,000 for the three months ended April 30, 1996 compared with $2,752,000 for the same period of the previous fiscal year. The second fiscal quarter increase in absolute dollars in selling and marketing expenses primarily was due to an increase in the permanent headcount and related travel expenses, partially offset by lower commission expenses. The proportional increase in sales and marketing expense as a percentage of total revenues was due to lower levels of sales coupled with higher expenses for the second quarter of fiscal 1996 compared with the same period of the previous fiscal year.

     General and Administrative Expenses.  General and administrative expenses
     -----------------------------------
represented 14% and 12% of total revenues for the three and six months ended April 30, 1996, respectively, as compared with 10% for each of the same periods of fiscal 1995. General and administrative costs include the costs of the finance, accounting, purchasing and administrative operations of the Company. General and administrative expenses increased to $1,079,000 for the three months ended April 30, 1996 compared with $773,000 for the same period of the previous fiscal year. The second quarter increase in absolute dollars primarily was due to an increase in headcount over the same period of the previous fiscal year, as well as additional costs associated with the Company's building move.

     Interest Income and Expense.  For the three and six months ended April 30,
     ---------------------------
1996, interest income was $80,000 and $226,000, compared with interest income of $148,000 and $284,000 for the same periods of the previous fiscal year. Lower invested cash balances and slightly lower interest rate levels accounted for the decrease. There was no interest expense for the period ended April 30, 1996 as compared with $3,000 for the previous year quarter.

     Provision for Income Taxes. The Company's income tax provision for all
     --------------------------
periods presented principally relates to withholding taxes on sales made in foreign jurisdictions. The Company has established a valuation allowance against its deferred tax asset and reviews this allowance on a periodic basis. At such time that the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized, the valuation allowance will be reduced.

     Net Loss/Income.  The Company generated a net loss of $2,276,000, or $.29
     ---------------
per share, in the quarter ended April 30, 1996, compared with a net income of $166,000, or $.02 per share, in the same period of the prior year. For the six months ended April 30, 1996, the net loss was $2,054,000 or $.27 per share, as compared with a net income of $264,000, or $.03 per share, in the same period last year. The current quarter and six month period net loss was the result of slightly lower revenues offset by higher expenses compared with the same period of the previous year.

     Potential Fluctuations in Quarterly Results.  The Company's results of
     -------------------------------------------
operations historically have fluctuated on a quarterly basis due to several factors. These factors include: the relatively high average selling price of the Company's products relative to the number of transactions; market acceptance of new products; introduction of competitive product offerings and subsequent deferrals in sales orders as competitive products are evaluated by prospective customers; the size and timing of new orders; the timing of co-development projects with customers; expense levels; pricing changes; gain or loss of significant customers or distributors; the level of capital spending and the general economic conditions in the Company's primary markets; and increased
competition.   Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. The operating results in any quarter are not necessarily indicative of results for future financial periods.

     Liquidity and Capital Resources.  As of April 30, 1996, the Company had
     -------------------------------
$10,531,000 in cash and cash equivalents and short term investments, as compared with $12,164,000 at October 31, 1995. The Company utilized $1,355,000 for operating activities in the six months ended April 30, 1996 compared with $174,000 provided by operating activities in the same period of the previous fiscal year. Net cash used by operating activities for the six months ended April 30, 1996 primarily resulted from the net loss from the period compared with a net income for the same period of the previous year in fiscal 1995, an increase in accounts payable and an increase in accounts receivable offset by a decrease in deferred revenue.

     Cash utilized by investing activities was $1,723,000 during the six month period ended April 30, 1996 which represented capital expenditures of $2,711,000 primarily related to the Company's move into its new corporate headquarters.
For the same period, cash provided by financing activities was $2,923,000 primarily related to cash received from a $2,000,000 note payable.

     Management believes the existing cash and cash equivalents will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

     PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------
          None

Item 2.   Changes in Securities
          ----------------------
          None

Item 3.   Defaults upon Senior Securities
          --------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its Annual Meeting of Stockholders on March 19, 1996. The stockholders voted on proposals to:

          1.   Elect two (2) Class II Directors
          2. Approve an Amendment to the Company's 1989 Employee Stock Purchase Plan.
          3. Appoint Coopers & Lybrand L.L.P. as Independent Accountants for the fiscal year ending October 31, 1996.

          The proposals were approved by the following votes:

                                                   Authority
                                                   Withheld/              Broker
                                          For       Against    Abstain   Non-votes
                                      ----------   ---------   -------   ---------

          1.   Election of Class II
               Directors,

               Thomas A. Tomasetti     6,773,193      1,957         --          --
               Laurence R. Hootnick    6,770,893      4,257         --          --

          2.   Amend Company's 1989
               Stock Purchase Plan     6,485,430    176,243     54,977      58,500

          3.   Appoint Coopers &
               Lybrand L.L.P.          6,654,667      6,300      5,432          --

Item 5.   Other Information
          ------------------
          None


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a). List of Exhibits

Exhibit
Number    Exhibit Title
- -------   -------------
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

10.2 Master Lease Agreement, dated December 2, 1988, between the Company and General Electric Capital Corporation, with schedules. /1/

10.3 Letter Agreement, dated July 22, 1987, with respect to the employment of Thomas Tomasetti. /1,6/

10.4      Lease agreement paperwork for the 630 Clyde Court facility, dated
          MarchE6, 1990, among the Company and Santa Clara Property Associates.
          /2/

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

10.7      Amended and Restated 1983 Stock Option Plan. /6,7/

10.8      Forms of Stock Option Agreement used in conjunction with the 1983
          Stock Option Plan. /6,7/

10.9      1990 Outside Director's Stock Option Plan. /6,7/

10.10 Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's Stock Option Plan. /6,7/

10.11 Lease agreement for the Company's principal facility, dated August 2, 1995, among the Company and The Prudential Insurance Company of
          America. /7/

10.12 Letter Agreement, dated August 5, 1994, with respect to the employment of Edward Norton. /6,7/

10.13 Letter Agreement, dated september 28, 1994, with respect to the employment of Richard Van Hoesen. /6,7/

11.1 Statement re Computation of Net Income (Loss) per Share (Three months ended April 30, 1996).

11.2 Statement re Computation of Net Income (Loss) per Share (Six months ended April 30, 1996).

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

     (b). Reports on Form 8-K

          No report on Form 8-K was filed during the quarter ended April 30,
          1996

                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the chief accounting officer of the registrant.


                                                CONSILIUM, INC.
                                       --------------------------------
                                                 (Registrant)



Date    June 14, 1996                  by:    /s/ Clifton Wong
     -------------------                  -----------------------------
                                          Clifton Wong
                                          Controller and
                                          Chief Accounting Officer