Form 10-K/A
period 1995-10-31
CONSILIUM INC
filed 1996-07-02
CIK 795090

                                                    CONFORMED COPY WITH EXHIBITS

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

       X       Annual report pursuant to Section 13 or 15(d) of the Securities
  -----------
               Exchange Act of 1934 for the fiscal year ended October 31, 1995 or

  -----------  Transition report pursuant to Section 13 or 15(d) of the
               Securities Act of 1934

COMMISSION FILE NO. 0-17754

                                CONSILIUM, INC.
            (Exact name of Registrant as specified in its charter)

                DELAWARE                                94-2523965
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                Identification No.)

   485 CLYDE AVENUE, MOUNTAIN VIEW, CA                     94043
 (Address of principal executive office)                 (Zip Code)

      Registrant's telephone number, including area code:  (415) 691-6100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                       Name of each exchange
         Title of each class           on which registered
         -------------------           --------------------
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

                        Yes    X             No
                            --------            ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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

As of January 18, 1996, Registrant had 7,710,812 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

This report contains 45 pages. The Exhibit Index is located on page 39.

                                CONSILIUM, INC.
                         1995 FORM 10-K/A ANNUAL REPORT

                               Table of Contents


                                     PART I

                                                                      Page No.
                                                                      --------

Item 1.      Business                                                     1


                                    PART II

Item 6.      Selected Financial Data                                     15

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         15

Item 8.      Financial Statements and Supplementary Data                 21


                                   PART III

Item 11.     Executive Compensation                                      34


                                    PART IV

Item 14.     Exhibits, Financial Statements, Schedules, and Reports
             on Form 8-K                                                 39

             Signatures                                                  43

             Exhibits                                                    44

                                     PART I

The Registrant hereby amends Part I, Item I, BUSINESS, to read in full as follows:

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

   The Company's WorkStream DFS product line includes multiple software products, WorkStream and WorkStream Open, as well as a set of new application servers and a connecting message "bus", or network which, when used with WorkStream or WorkStream Open, form a WorkStream DFS system. WorkStream consists of 24 integrated software modules sharing a common database and graphical user interface. WorkStream monitors and controls discrete manufacturing operations, where product lots or batches are kept intact throughout the production process. WorkStream also provides tools to enhance productivity in indirect labor functions such as quality control, production planning and facilities maintenance. Discrete manufacturers most commonly use WorkStream systems to:

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

environments also began to achieve success in the manufacturing market. In 1992, WorkStream was ported to its first open systems platform, Hewlett-Packard Company's HP 9000 line of UNIX-based computers. The new UNIX-based product was named WorkStream Open. The development of WorkStream Open incorporated several technologies, including client/server architecture, X-windows terminal access, Motif user interface standard, SQL database and POSIX compliance.

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

   Just after the close of fiscal 1995, the Company announced a partnership with Oracle Corporation to create a total supply chain management solution for the semiconductor industry. The companies will work together to tightly link WorkStream DFS software with Oracle's order processing, financial and enterprise resource planning (ERP) systems. Together, these systems will provide a more comprehensive view of product availability from sales order through manufacturing than is presently available. Such a view will enable semiconductor manufacturers to better meet their customer's requirements for specific product orders in committed time frames.

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

   Through its direct sales force, the Company markets its WorkStream DFS and FlowStream product lines in the United States, Canada, France, Germany, Japan, Malaysia, Singapore, South Korea, Taiwan, and the United Kingdom. The Company also markets its products through distributors in Japan, Israel, Italy, and Taiwan. Many of the Company's customers are Global Fortune 500 companies and, based on the most recently available information, include 5 of the 10 largest aerospace firms, 4 of the 10 largest chemical manufacturers, 11 of the 25 largest electronics companies, and 10 of the 20 largest pharmaceutical firms, worldwide. To date, software from the Company's WorkStream DFS product line has been purchased by over 100 companies for 230 sites in 20 countries, and the Company's FlowStream product has been purchased by 16 companies for 30 sites in 8 countries.

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


Background
- ----------

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


Types of Manufacturing
- ----------------------

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


Products
- --------

   The WorkStream DFS and FlowStream product lines monitor and control the five essential elements of manufacturing - materials, equipment, personnel, specifications, and facilities - throughout the production process, and correlate critical data for real-time visibility and control of manufacturing operations.

   The following table shows the Companys principal products, price range and approximate average new installation prices in fiscal 1995:

                                                                                          Approximate
                                                                                        Average price of
                                                                                        new installation
                                  WorkStream DFS Product Line     List price range       in fiscal 1995
                                  ---------------------------  -----------------------  ----------------

                                  WorkStream and
                                   WorkStream Open products      $50,000 - $1,000,000+          $350,000

                                  WorkStream DFS servers         $45,000 - $ 50,000             $ 60,000

                                  FlowStream Product Line
                                  -----------------------

                                      FlowStream product           $50,000 - $1,000,000+        $300,000


WorkStream DFS Product Line
- ---------------------------

   The Company's WorkStream DFS product family consists of multiple software products, WorkStream and WorkStream Open, as well as a set of application servers and a connecting message "bus," or network. The WorkStream DFS system includes a set of 24 integrated software modules for managing the execution of a production plan for discrete lot-based industries; a software communications "message bus;" and three functional servers providing additional capabilities in a distributed, client/server environment. The 24 modules are grouped into four benefits or solutions areas: tracking; quality and engineering management; planning; and process control and automation. The current application servers provide capabilities primarily in the areas of automation and quality. The WorkStream DFS product lines modular design allows customers to license only those functions necessary to their current business needs and to add functions as their requirements evolve.

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

   The following table summarizes the primary functionality of the WorkStream DFS product family:

WorkStream DFS Functions
- --------------------------
Tracking and Control        .  Tracks WIP by lot, sub-lot, or serial identifier.
                            .  Maintains genealogy and lot traceability.
                            .  Tracks manufacturing resources and labor and equipment states and maintains history.

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



FlowStream Product Line
- -----------------------

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

   The following table summarizes the primary functionality of the FlowStream product family:

FlowStream Functions
- -------------------------
Tracking and Control       .  Tracks WIP by work order, batch production run, material, store, container or state.
                           .  Maintains genealogy and lot traceability.
                           .  Tracks manufacturing resources and labor and equipment states and maintains history.

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

Markets and Customers
- ---------------------

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


Sales
- -----

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

   Revenues from foreign customers represented 34% of total revenues in 1995, 31% of total revenues in fiscal 1994 and 27% of total revenues in fiscal 1993. The majority of the Company's revenues are denominated in U.S. dollars. Some foreign sales revenues are denominated in foreign currencies and are subject to currency fluctuations during the time between revenue recognition and receipt of funds. To date, the Company has not hedged against such foreign currency fluctuations.

   Since the Company ships its standard products upon receipt of customer orders, it generally has no material product backlog.

Product Development
- -------------------

   Consilium has invested significant development resources to create, enhance and extend the functionality of its WorkStream DFS and FlowStream software product lines. Research and development expenses were 33%, 39% and 36% of revenues in fiscal 1995, 1994 and 1993, respectively.

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


Services and Support
- --------------------

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

   The Company is increasing its allocation of resources to its Professional Services organization because it believes that this function is key to satisfying its customers requirements for implementation and consulting assistance. Satisfying its customers requirements is, in turn, critical for maintaining a positive image in the marketplace as a successful provider of MES solutions.

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

Competition
- -----------

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


Proprietary Rights
- ------------------

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

   The Company holds three patents, and also relies on a combination of trade secret, copyright and trademark laws and license agreements to protect its proprietary rights in its products. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, duplicate the Company's technology, or design around patents owned by the Company. The Company generally enters into confidentiality or license agreements with employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Companys products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries .

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

   There has been substantial industry litigation regarding patent and other intellectual property rights involving technology companies. In the future, litigation may be necessary to protect and enforce the Company's intellectual property rights, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and could divert managements attention, which could have a material adverse effect on the Company's business, results of operations or financial condition regardless of the outcome of the litigation. In addition, third parties making claims against the Company with respect to intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all.


Employees
- ---------

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

Executive Officers of the Registrant
- ------------------------------------

   As of December 31, 1995, the executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, are as follows:

Name                     Age                                       Position
- -----------------------  ---  ----------------------------------------------------------------------------------

Jonathan J. Golovin       45  Chairman of the Board of Directors, Secretary and Chief Technical Officer
Frank Kaplan              53  Vice President, Software Development
Edward Norton             51  Vice President, International Field Operations and Worldwide Services
Lloyd Payton              55  Vice President, American Field Operations
Thomas A. Tomasetti       51  President, Chief Executive Officer and Director
Richard H. Van Hoesen     40  Vice President, Operations, Administration and Finance and Chief Financial Officer
Clifton Wong              35  Controller
Ralph Zak                 46  Vice President, Marketing


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

                                PART II

The Registrant hereby amends Part II, Item 6, SELECTED FINANCIAL DATA, to read in full as follows:

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

(In thousands, except income (loss) per share amounts)

Years ended October 31:          1995           1994       1993       1992       1991
                               ---------      --------  ---------   --------   --------

Total revenues                 $33,125        $27,944     $28,475    $27,558    $27,354
Income (loss) before taxes         664         (5,523)     (4,973)    (5,161)    (1,567)
Provision (benefit) for
   income taxes                    523            725         310        162       (503)
Net income (loss)                  141         (6,248)     (5,283)    (5,323)    (1,064)
Income (loss) per share           0.02          (0.85)      (0.75)     (0.77)     (0.15)
Shares used in per share
   calculations                  7,912          7,362       7,025      6,915      6,910


At October 31:                   1995           1994       1993       1992       1991
                               ---------      --------  ---------   --------   --------

Working capital                  9,012          7,345      12,571     17,354     20,699
Total assets                    28,668         26,998      31,643     34,506     37,235
Long-term debt, less
   current portion                 ---           ---          313        464        ---
Stockholders equity             15,383         13,646      18,836     23,192     27,617


The Registrant hereby amends Part II, Item 7, MANAGEMENTS DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, to read in full as follows:

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------


Results of Operations
- ---------------------

REVENUES.  Total revenues increased 19% to $33,125,000 in fiscal
- --------
1995 compared with $27,944,000 in fiscal 1994, which was down 2% from revenues of $28,475,000 in fiscal 1993.

   The following table shows the proportion of the Company's total revenue for the past three fiscal years from each of its three principal geographic regions:

                  YEARS ENDED OCTOBER 31,
                   1995      1994     1993
                 ---------  -------  ------
North America      66%      69%     73%
Europe             18%      17%     18%
Asia/Pacific       16%      14%      9%


Product License Revenues. Product license revenues increased 52% to $16,115,000 in fiscal 1995 compared with $10,588,000 in fiscal 1994, which was up 7% from product license revenues of $9,927,000 in fiscal 1993. The fiscal 1995 increase was due to higher levels of sales in both of the Company's product lines.

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

        License revenues attributable to the FlowStream product line increased 156% to $3,679,000 in fiscal 1995 compared with $1,435,000 in fiscal 1994, which was down 63% from revenues of $3,879,000 in fiscal 1993. The increase in fiscal 1995 from fiscal 1994 was due to a higher level of acceptance of the FlowStream product in the pharmaceutical industry, which historically has not used packaged computer systems to track plant floor operations and is therefore in the early stages of adopting such systems. The fiscal 1993 product license revenue figure for FlowStream included $2.7 million in non-refundable prepaid license fees associated with a major agreement signed by the Company with Honeywell Automation and Control. Excluding this transaction, FlowStream revenues were up 22% in fiscal 1994 from net revenues of $1,179,000 in fiscal 1993.

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

   The Company's product license revenue historically has been concentrated in a relatively small number of customers and its products have a high average selling price. See "-- Potential Fluctuation in Quarterly Results." During fiscal 1995, the percentage of product license revenue derived from the Company's ten largest customers was approximately 60% compared with 69% in fiscal 1994 and 65% in fiscal 1993. Product license fees generally are payable upon delivery of the licensed software, and cover the customer's use of the software for the entire term of the license agreement, which is generally perpetual.

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

Costs and Expenses.
- ------------------

Cost of Product Revenue. Cost of product revenue increased 9% to $3,022,000 in fiscal 1995, compared with $2,763,000 in fiscal 1994 and $2,410,000 in fiscal 1993. The increase in cost of product revenues in fiscal 1995 was due to higher product license revenues recorded during the year. Cost of product revenue includes amortization of capitalized software production costs, royalties, distributor commissions, and purchased software which is resold to the end-customer, typically along with the Company's own software. Depending on the mix of sales of proprietary software, third party licenses and sales made through distributors in a given period, the associated costs of product revenue can vary significantly. Product costs as a percent of product revenue were 19%, 26%, and 24% for fiscal years 1995, 1994, and 1993, respectively. The decrease in cost of product revenue as a percentage of product revenue from fiscal 1994 to fiscal 1995 was due to a change in the mix of product revenues coupled with higher amortization, royalties, and purchased software costs.

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

Research and Development Expenses. Research and development expenses represented 33% of total revenues in fiscal year 1995, 39% in 1994 and 36%
in fiscal 1993. These expenses increased to $10,880,000 in fiscal 1995 compared with $10,860,000 in fiscal 1994 and $10,206,000 in fiscal 1993. Included in research and development expenses are costs associated with the development of new products, costs of enhancing and maintaining existing products, as well as costs of porting and funded-development projects. The proportional decrease in research and development expense as a percentage of total revenues was due to a higher level of sales for fiscal 1995 than in fiscal 1994.

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

Selling and Marketing Expenses.  Selling and marketing expenses represented
36% of total revenues in fiscal 1995, compared with 41% and 45% in fiscal
1994 and 1993, respectively. Selling and marketing expenses increased to $11,812,000 in fiscal 1995 from $11,519,000 in fiscal 1994 and decreased from $12,701,000 in fiscal 1993. The current year increase in absolute dollars was due primarily to an increase in the commission expense for the period resulting from the higher level of sales for the year, partially offset by a lower headcount. The proportional decrease in sales and marketing expense as a percentage of total revenues was due to a higher level of sales for fiscal 1995 than in fiscal 1994 and increased sales productivity. The Company believes it has achieved much of the available sales productivity increases, and that future revenue increases would be accompanied by proportionate increases in selling and marketing expenses.

General and Administrative Expenses.   General and administrative expenses
include the costs of the finance, accounting, purchasing and administrative operations of the Company. General and administrative expenses as a percent of total revenue were 8%, 10%, and 11% for fiscal years 1995, 1994 and 1993, respectively. The decrease from 1994 to 1995 was primarily due to increases in sales over the comparable periods. Contributing to the decrease in 1994 from 1993 was lower bad debt expense. It is anticipated that expenses will be at higher levels for the next fiscal year, particularly in the first two quarters, due to the costs associated with moving the Company's headquarters following the expiration of its current lease in February 1996.

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

Net Income(Loss). The Company had net income of $141,000, or $.02 per share in fiscal 1995 compared with the prior year net loss of $6,248,000, or $.85 per share in fiscal 1994. This compares with a net loss of $5,283,000, or $.75 per share in fiscal 1993.

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

As of October 31, 1995, the Company had working capital of $9,012,000, compared with $7,345,000 at October 31, 1994. The fiscal 1995 increase was due primarily to cash collections associated with the higher level of product sales for the year. Net cash provided by operating activities in fiscal 1995 was $1,702,000 compared with net cash used in operating activities of $524,000 in fiscal 1994. Net cash provided by operations in fiscal 1995 primarily resulted from fiscal 1995 net income and an increase in non-cash charges for depreciation and amortization, offset by an increase in accounts receivable and a decrease in other liabilities and accrued expenses. Higher levels of sales contributed to the increase in accounts receivable, and the utilization of the restructuring charge recorded in the third quarter of fiscal 1994 accounted for the decrease
in the other liabilities and accrued expenses.   Net cash used in operating
activities in fiscal 1994 was due primarily to the current year net loss offset by non-cash charges for depreciation and amortization, a decrease in accounts receivable, and an increase in other liabilities and accrued expenses. Improved collections contributed to the decrease in accounts receivable. Higher accrued compensation levels and expenses associated with the restructuring charge recorded in the third quarter of fiscal 1994 contributed to the increase in other liabilities and accrued expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS
- --------------------------------

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

The Registrant hereby amends Part II, Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, to read in full as follows:

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

     As discussed in Note 1 of the notes to the financial statements, the Company's 1995 financial statements have been restated.



                                         /S/ COOPERS & LYBRAND L.L.P.
                                         ----------------------------
                                             COOPERS & LYBRAND L.L.P.

San Jose, California
December 6, 1995, except for Note 10,
for which the date is December 15, 1995, and Note 1, for which the date is June 11, 1996.

Consolidated Statements of Operations
(In thousands, except per share amounts)



                                                Years ended October 31,
                                        ---------------------------------------
                                           1995           1994             1993
                                        (Restated)
Revenues
  Product                                  $16,115       $10,588        $  9,927
  Services                                  15,979        14,589          15,655
  Development                                1,031         2,767           2,893
                                          --------       --------       ---------

Total revenues                              33,125        27,944          28,475
                                          --------       --------       ---------

Costs and Expenses
  Product                                    3,022         2,763           2,410
  Services                                   4,734         4,497           5,363
  Research and development                  10,880        10,860          10,206
  Selling and marketing                     11,812        11,519          12,701
  General and administrative                 2,802         2,828           3,113
  Restructuring charge                        (211)        1,407             ---
                                          ---------      --------        --------

Total operating expenses                    33,039        33,874          33,793
                                          ---------      --------        --------

Income (loss) from operations                   86        (5,930)         (5,318)
                                         ----------      --------        --------

Interest income                                588           442             404
Interest expense                               (10)          (35)            (59)
                                          ---------      --------       ---------

Income (loss) before income                    664        (5,523)         (4,973)
                                          ---------      --------       ---------
  tax provision

Provision for income taxes                     523           725             310
                                          ---------      --------       ---------

Net income (loss)                         $    141       $(6,248)       $ (5,283)
                                          =========      ========       =========

Income (loss) per share                   $   0.02       $ (0.85)       $  (0.75)
                                          =========      ========       =========

Shares used in
  per share calculations                     7,912          7,362          7,025
                                          =========      ========       =========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)
                                                        October 31,
                                                -------------------------
                                                    1995          1994
                                                    ----          ----
                                                (Restated)
        Assets
Current Assets:
  Cash and cash equivalents                     $  10,686     $   8,682
  Short-term investments                            1,478         3,500
  Accounts receivable, net of allowance
    for doubtful accounts of $650 and
    $625 in 1995 and 1994, respectively             7,578         5,181
  Other current assets                              1,055         1,055
                                                ----------    ----------

    Total current assets                           20,797        18,418

Property & equipment, net                           2,425         2,351
Software production costs, net                      5,121         5,524
Other assets                                          325           705
                                                ----------    ----------

    Total assets                                $  28,668     $  26,998
                                                ==========    ==========
        Liabilities
Current liabilities:
  Accounts payable                              $   1,800    $    1,209
  Other current liabilities and accrued
    expenses                                        4,364         4,589
  Deferred revenue                                  5,621         4,962
  Capital lease obligation                            ---           313
                                                ----------    ----------

    Total current liabilities                      11,785        11,073

Deferred revenue                                    1,325         1,846
Deferred income taxes                                 158           348
Accrued lease obligation                               17            85
                                                ----------    ----------

    Total liabilities                              13,285        13,352
                                                ----------    ----------

Commitments and contingencies (Notes 3,
  8 and 10)

        Stockholders' Equity
Preferred stock, $.01 par value
  Authorized: 4,000,000 shares
  Issued and outstanding: no shares
    in 1995 and 1994                                   --            --
Common stock, $.01 par value
  Authorized: 25,000,000 shares:
  Issued and outstanding: 7,695,655
    in 1995 and 7,428,651 in 1994                      77            74
Additional paid-in capital                         23,337        21,744
Accumulated deficit                                (8,031)       (8,172)
                                                ----------    ----------

    Total stockholders' equity                     15,383        13,646
                                                ----------    ----------

    Total liabilities and
      stockholders' equity                      $  28,668     $  26,998
                                                ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

                                                                                          Retained
                                                                                         Earnings/
                                                    Common Stock        Additional      (Accumulated
(In thousands)                                     Shares  Amount     Paid-in Capital     Deficit)       Total
- ----------------------------------------------------------------------------------------------------------------
BALANCES, NOVEMBER 1, 1992                         6,958   $  70          $19,763         $ 3,359        $23,192
- -----------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
    stock purchase plan                              121       1              749              --            750
Exercise of common stock options for cash            141       1              176              --            177
Net loss                                              --      --               --          (5,283)        (5,283)
- -----------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1993                         7,220      72           20,688          (1,924)        18,836
- -----------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
   stock purchase plan                               142       1              738              --            739
Exercise of common stock options for cash             67       1              318              --            319
Net loss                                              --      --               --          (6,248)        (6,248)
- -----------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1994                         7,429      74           21,744          (8,172)        13,646
- -----------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
   stock purchase plan                               136       1              708              --            709
Exercise of common stock options for cash            131       2              885              --            887
Net income                                            --      --               --             141            141
- -----------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1995 (Restated)              7,696   $  77          $23,337        $ (8,031)       $15,383
- -----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
                                                                                Years ended October 31,
                                                                           ---------------------------------
                                                                               1995        1994       1993
(In thousands)                                                              (Restated)
- --------------

Cash flows from operating activities:
     Net income (loss)                                                        $   141    $ (6,248)   $(5,283)
                                                                              --------   ---------   --------
     Adjustments to reconcile net income(loss) to net cash provided by
          (used in) operating activities:
       Depreciation and amortization                                            3,332       3,162      3,053
       Provision for doubtful accounts receivable                                 324         188        699
       Change in assets and liabilities:
        Accounts receivable                                                    (2,721)      1,085       (210)
        Other assets                                                              190        (654)     1,043
        Accounts payable                                                          591        (321)      (306)
        Deferred revenue                                                          138         714      1,574
        Other liabilities and accrued expenses                                   (293)      1,550        310
                                                                             ---------   ---------   --------
            Total adjustments                                                    1,561       5,724      6,163
                                                                             ---------   ---------   --------
             Net cash provided by (used in) operating activities                 1,702        (524)       880
                                                                             ---------   ---------   --------

Cash flows from investing activities:
     Capital expenditures                                                      (1,543)       (663)      (722)
     Capitalized software production costs                                     (1,460)     (1,662)    (1,842)
     Purchases of short-term investments                                       (1,708)     (3,502)    (9,469)
     Sales of short-term investments                                            3,730       7,204     15,010
                                                                              --------    --------   --------

           Net cash (used for) provided by investing activities                  (981)      1,377      2,977
                                                                             ---------   ---------   --------

Cash flows from financing activities:
     Issuance of common stock and other                                         1,596       1,058        927
     Principal payments on capital leases                                        (313)       (382)      (362)
                                                                             ---------    ---------  --------
     Net cash provided by financing activities                                  1,283         676        565
                                                                             ---------    ---------  --------
           Net increase in cash and cash equivalents                            2,004       1,529      4,422
                                                                             ---------    ---------  --------
Cash and cash equivalents at beginning of period                                8,682       7,153      2,731
                                                                             ---------    ---------  --------
Cash and cash equivalents at end of period                                    $10,686     $ 8,682    $ 7,153
                                                                             ---------    ---------  --------
Supplemental cash flow information:
     Cash paid for:
       Interest                                                               $    10     $    35    $    59
       Income taxes paid (refunded)                                           $    13     $    12    $  (340)
     Equipment acquired under capital leases                                  $    --     $    --    $   235

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
- ----------------------------------------------
Note 1:  Summary of Significant Accounting Policies:

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

Short-Term Investments: On November 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with the Statement, prior period consolidated financial statements have not been restated to reflect the change in accounting principle. The impact of adopting Statement No. 115 did not have a material effect on the consolidated financial statements.

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

Recent Accounting Pronouncements: During March 1995, the Financial Accounting Standards Board issued Statement No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This standard is effective for the Company's 1997 fiscal year and its adoption is not expected to have a material effect on the financial statements of the Company.

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

Restatement: During April 1996, the Company discovered that one of its sale representatives had falsified certain sales documents related to sales transactions that had been recorded as revenue during the fourth quarter of fiscal 1995. The Company has reduced revenues for the erroneously recorded transactions and has reduced bonuses payable to certain officers of the Company to the extent the bonuses had been overpaid to such officers of the Company as a result of the error in the consolidated financial statements.

    Accordingly, the Company has restated its financial statements for the year ended October 31, 1995. The restatement has resulted in a reduction of previously reported consolidated net sales by $732,000 in fiscal 1995 and a reduction in previously recorded net income of $486,000. A comparison of certain amounts as previously reported and as restated is presented below.

(In thousands, except per share amounts)

                                                  Year ended October 31, 1995
                                                 As Reported        As Restated
                                                 -----------        -----------
Total revenues                                 $ 33,857              $ 33,125
Income (loss) before taxes                        1,150                   664
Provision (benefit) for income taxes                523                   523
Net income (loss)                                   627                   141
Income (loss) per share                            0.08                  0.02
Shares used in per share calculations             7,912                 7,912


Working capital                                   9,498                 9,012
Total assets                                     29,437                28,668
Long-term debt, less current portion                  0                     0
Stockholders' equity                             15,869                15,383


Note 2:  Balance Sheet Detail:


Property and Equipment:

                                                     October 31,
(In thousands)                                     1995      1994
                                                 --------   -------
Computer equipment                               $  8,136   $ 6,934
Office equipment                                    2,040     2,043
Purchased software                                  1,965     1,733
Leasehold improvements                                736       723
                                                 --------   -------
                                                   12,877    11,433
                                                 ========   =======
Less accumulated depreciation and amortization    (10,452)   (9,082)
                                                 --------   -------
                                                 $  2,425   $ 2,351
                                                 ========   =======

   Property and equipment at October 31, 1995 and 1994 includes computer equipment acquired under capital leases of $1,131,000 (accumulated amortization of $1,131,000 and $819,000, respectively).



Software Production Costs:
                                        October 31,
(In thousands)                       1995         1994
                                 ---------  ------------
Software production costs        $ 16,325       $14,865
Less accumulated amortization     (11,204)       (9,341)
                                 --------       -------
                                 $  5,121       $ 5,524
                                 ========       =======


                                        Years Ended October 31,
(In thousands)                       1995      1994         1993
                                   ------  -----------  ----------
Software production costs
   capitalized                     $1,460       $1,662      $1,842
Annual amortization of software
   production costs                $1,863       $1,809      $1,578


Other Current Liabilities and Accrued Expenses:

                                                    October 31,
(In thousands)                                   1995         1994
                                             ------------  -----------
Accrued compensation                              $ 2,023       $1,105
Employee stock purchase plan withholdings             326          302
Other                                               1,009        2,161
Accrued taxes                                       1,006        1,021
                                                   ------       ------
                                                  $ 4,364       $4,589
                                                   ======       ======

Note 3:  Commitments:

Operating Leases: The Company leases its headquarters, research and development facility, sales offices and certain equipment under noncancelable operating leases for periods of up to twenty-five years. Certain facility leases provide for monthly rentals of approximately $66,000, subject to increases in the Consumer Price Index, or 5% annual increases, and continue through January 1996. Under these agreements, the Company is responsible for property taxes, insurance and maintenance. During August 1995, the Company entered into a lease for a new headquarters facility with monthly rental payments beginning February 1996 of approximately $55,000, subject to increases in the Consumer Price Index, to a maximum of 5% annual increase.

   Future minimum lease payments under operating leases at October 31, 1995, are as follows:

   Year Ending October 31,
- ------------------------------
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


   Activity under the 1983 and 1993 Employee Stock Option Plans is as follows:


(In thousands)
                                 Number        Price      Aggregate
                               of Shares     per Share      Price
                               ----------  -------------  ----------
Balance at November 1, 1992          701   $  .75-$18.75    $ 6,375
Granted                              791   $6.125-$10.00      9,633
Exercised                           (141)  $   .75-$7.25       (172)
Canceled                            (185)  $4.875-$17.25     (7,945)
- -----------------------------      -----   -------------    -------
Balance at October 31, 1993        1,166   $  .75-$18.75    $ 7,891
Granted                              319   $  4.50-$8.75      2,221
Exercised                            (67)  $   .75-$7.25       (316)
Canceled                            (320)  $6.125-$18.75     (2,459)
- -----------------------------      -----   -------------    -------
Balance at October 31, 1994        1,098   $ 4.50-$15.00    $ 7,337
Granted                              438   $6.375-$12.14      3,521
Exercised                           (131)  $  4.50-$8.75       (887)
Canceled                            (215)  $ 4.50-$12.50     (1,635)
- -----------------------------      -----   -------------    -------
Balance at October 31, 1995        1,190   $ 4.50-$12.50    $ 8,336

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

Note 5:  Income Taxes:

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 109 as of November 1, 1993. The cumulative effect of adoption of Statement 109 was not material to the CompanyOs results of operations or financial position for the year ended October 31, 1994. Prior periods were not restated.

   The provision for income taxes consists of foreign withholding taxes.

   The reconciliation between the provision for taxes calculated at the effective tax rate and at the statutory federal income tax rate is as follows:

                                        Years Ended October 31,
                                       1995       1994      1993
                                     ---------  --------  --------
Federal income tax statutory rate       34.0%    (34.0%)   (34.0%)
Foreign taxes                           45.5%     13.1%      6.2%
Operating losses                       (34.0%)    34.0%     34.0%
                                       -----     -----     -----
Effective tax rate                      45.5%     13.1%      6.2%
                                       =====     =====     =====

   The following table shows the major components of the deferred tax assets and liabilities as of October 31, 1995 and 1994:

                   (In thousands)
Current deferred tax assets:        1995     1994
                                   ------  --------

Accounts receivable, inventory
  and other reserves               $ 221   $   513
Accrued expenses                     184       689
Deferred revenue                     282       580
Valuation allowance                 (529)   (1,434)
                                   -----   -------

Net current deferred tax assets    $ 158   $   348
                                   =====   =======

Non current deferred tax assets (liabilities):

Net operating losses            $ 5,124   $ 4,605
Tax credit carryforwards          4,515     3,440
Depreciation                       (357)     (180)
Amortization                     (2,089)   (2,185)
Other                               222       444
Valuation allowance              (7,573)   (6,472)
                                -------   -------

Net non-current liability       $  (158)  $  (348)
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

   The Company's foreign operations primarily consist of product sales and services. Geographic net revenue information is as follows:


                               Years Ended October 31,
(In thousands)                  1995     1994     1993
                              -------  -------  -------
North America                 $21,919  $19,168  $20,893
Asia / Pacific Rim              5,147    3,834    2,387
Europe                          6,059    4,942    5,195
                              -------  -------  -------
Total net revenue             $33,125  $27,944  $28,475
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


       The table below sets out the obligations under this contract:

                               Service    Termination
        Fiscal Year          Obligation       Fee
- ---------------------------  -----------  -----------
1996                         $ 1,396,000     $900,000
1997                           2,747,000      800,000
1998                           2,874,000      600,000
1999                           2,950,000      500,000
2000                           3,028,000      300,000
Thereafter                    16,581,000      150,000
                             -----------     --------
Total Service Obligations    $29,576,000
                             ===========

                                  PART III

The Registrant hereby amends Part III, Item 11, EXECUTIVE COMPENSATION, to read in full as follows:


ITEM 11.   EXECUTIVE COMPENSATION AND OTHER MATTERS


          The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and the four other executive officers of the Company as of October 31, 1995 whose total salary and bonus for the year ended October 31, 1995 exceeded $100,000, for services in all capacities to the Company and its subsidiaries, during the fiscal years ended October 31, 1995, 1994 and 1993:


                              SUMMARY COMPENSATION TABLE
                                                                                              Long Term
                                                                                            Compensation
                                                                                        ---------------------
                                                      Annual Compensation                     Awards
                                                      -------------------               ---------------------
                                                                                        Securities Underlying
Name and Principal Position                    Year    Salary     Bonus /1/                    Options
- ----------------------------------------       -----   ------  -----------              ---------------------
Thomas Tomasetti                               1995  $200,000    $ 38,073/2/                    0
                                               ----  $188,156    $ 13,167/3/                    0
President and Chief Executive Officer          1994  $182,825    $      0                 254,700/4/
                                               ----
                                               1993
                                               ----

Richard Lloyd Payton                           1995  $ 88,333    $ 94,072/5/               32,000
                                               ----  $ 89,332    $103,918/6/                    0
Vice President, North American Field           1994  $ 16,041/7/ $  4,213/8/                8,000
 Operations                                    ----
                                               1993
                                               ----

Jonathan Golovin                               1995  $190,000    $ 30,573/9/                    0
                                               ----  $180,740    $ 12,289/10/                   0
Chairman of the Board, Chief Technical         1994  $175,100    $      0                 200,000/11/
 Officer and Secretary                         ----
                                               1993
                                               ----

Edward Norton                                  1995  $135,000    $ 74,275/12/              70,000
                                               ----  $ 18,952    $      0                       0
Vice President, International Field            1994      --  /13/      --                      --
 Operations and Worldwide Services             ----
                                               1993
                                               ----

Richard Van Hoesen                             1995  $135,000    $ 23,073/14/                   0
                                               ----  $  5,625    $      0                  70,000
Vice President, Finance and                    1994      --  /15/      --                      --
 Administration and Chief Financial            ----
 Officer                                       1993
                                               ----


/1/ Bonuses are paid based on Company performance and individual objectives set by Mr. Tomasetti and/or the Compensation Committee. No Company performance bonuses to the above officers were paid in fiscal 1994 or 1993, except for profit sharing.

2 Includes $573 in profit sharing bonus from fiscal 1995 profits, and performance bonus based on achievement of Company revenue and profitability targets and customized objectives determined by the Compensation Committee.

3 Includes $454 in profit sharing bonus from fourth quarter 1994 profits and performance bonus based on achievement of customized objectives determined by the Compensation Committee.

4 Includes options to purchase an aggregate of 129,100 shares which were repriced September 21, 1993, replacing options to purchase 3,500 shares granted in fiscal 1992 and options to purchase an aggregate of 125,600 shares granted in fiscal 1993.

5 Includes $573 in profit sharing bonus from fiscal 1995 profits, and performance bonus based on achievement of Company revenue and profitability targets and customized objectives determined by Mr. Tomasetti and approved by the Compensation Committee. Also includes $68,409 in bonuses paid on accomplishment of sales revenue objectives.

6 Includes $454 in profit sharing bonus from fourth quarter 1994 profits and performance bonus based on achievement of customized objectives determined by Mr. Tomasetti and approved by the Compensation Committee. Also includes $103,464 in bonuses paid on accomplishment of sales revenue objectives.

7 Mr. Payton commenced his employment with the Company on September 7, 1993 and became an executive officer of the Company in March 1995.

8  Bonus paid on accomplishment of sales revenue objectives.

9 Includes $573 in profit sharing bonus from fiscal 1995 profits, and performance bonus based on achievement of Company revenue and profitability targets and customized objectives determined by Mr. Tomasetti and approved by the Compensation Committee.

10 Includes $454 in profit sharing bonus from fourth quarter 1994 profits and performance bonus based on achievement of customized objectives determined by Mr. Tomasetti and approved by the Compensation Committee.

11 Includes options to purchase 100,000 shares which were repriced
   September 21, 1993, replacing an option to purchase an identical number of shares granted earlier in fiscal 1993.

12 Includes $573 in profit sharing bonus from fiscal 1995 profits, and performance bonus based on achievement of Company revenue and profitability targets and customized objectives determined by Mr. Tomasetti and approved by the Compensation Committee. Also includes $24,734 in bonuses paid on accomplishment of sales revenue objectives.

13 Mr. Norton commenced his employment with the Company on September 12, 1994.

14 Includes $573 in profit sharing bonus from fiscal 1995 profits and performance bonus based on achievement of Company revenue and profitability targets and customized objectives determined by Mr. Tomasetti and approved by the Compensation Committee.

15 Mr. Van Hoesen commenced his employment with the Company on October 17, 1994.

        The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the year ended October 31, 1995 to the persons named in the Summary Compensation Table:



                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                          Potential
                                                                                                      Realizable Value
                                                                                                      at Assumed Annual
                                                                                                      Rates of Stock
                                                                                                     Price Appreciation
Individual Grants in Fiscal 1995                                                                     for Option Term /1/
- ---------------------------------------------------------------------------------------------------- ---------------------
                                 Number of         % of Total
                                Securities          Options
                                Underlying         Granted to        Exercise or
                                  Options         Employees in      Base Price/3/   Expiration
Name                            Granted/2/        Fiscal Year                           Date            5% ($)    10% ($)
- ---------------------------------------------------------------------------------------------------- ----------  ---------
Thomas Tomasetti                      0              0.00%                 --               --             --          --

Lloyd Payton                      5,000              1.14%              $6.375         11/16/99        $ 8,806    $ 19,460
                                 27,000              6.17%              $8.625          2/22/00        $64,339    $142,173

Jonathan Golovin                      0              0.00%                 --               --             --          --

Edward Norton                    50,000             11.42%              $6.375         11/16/99        $88,065    $194,600
                                 20,000              4.57%              $8.625          2/22/00        $47,659    $105,313

Richard Van Hoesen                    0              0.00%                 --               --             --          --

1 Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the Securities and Exchange
  Commission's rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the optionholders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved. One share of stock purchased at $6.375 in 1995 would yield profits of $1.76 at 5% appreciation over five years, or $3.89 per share at 10% appreciation over the same period. One share purchased at $8.625 per share in 1995 would yield profits of $2.38 per share at 5% appreciation over five years, or $5.27 per share at 10% appreciation over the same period.


2 All options granted in fiscal 1995 under the Company's
  1983 Stock Option Plan (the "Option Plan") are immediately exercisable, and generally vest over a four year period at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment with the Company. Unvested options are subject to repurchase by the Company. Under the Option Plan, the Board retains discretion to modify the terms, including the price, of outstanding options. See
  "EXECUTIVE COMPENSATION AND OTHER MATTERS - Severance and Change of
  Control Arrangements."


3 All options listed were granted at market value on the date of grant.

        The following table provides the specified information concerning exercises of options to purchase the Company''s Common Stock in the fiscal year ended October 31, 1995, and unexercised options held as of October 31, 1995, by the persons named in the Summary Compensation Table:

                         AGGREGATED OPTION EXERCISES
                          AND FISCAL YEAR-END VALUES

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                  Number of
                                                                  Securities                           Value of
                                                                  Underlying                      Unexercised In-the-
                                                                 Unexercised                       Money Options at
                                                             Options at 10/31/95                      10/31/95 /1/
                                                             --------------------                 -------------------
                                 Shares
                              Acquired on      Value
           Name                 Exercise      Realized          Exercisable/2/     Unexercisable    Exercisable/2/     Unexercisable
- -----------------------------------------------------------------------------------------------------------------------------------
Thomas Tomasetti                   --              --            129,100/3/              0             $806,875             --

Lloyd Payton                    1,300       $3,087.50/4/          38,700/5/              0             $173,125             --

Jonathan Golovin                   --              --            100,000/6/              0             $625,000             --

Edward Norton                      --              --             70,000/7/              0             $375,000             --

Richard Van Hoesen                 --              --             70,000/8/              0             $490,000             --


1 Based on a fair market value of $12.375, the closing price of the Company's Common Stock on October 31, 1995.

2 Company stock options are immediately exercisable at date of grant, but vest over a period of four years. The value shown is for all outstanding in-the-money options regardless of vesting restrictions.

3 Includes 51,106 shares that are unvested and subject to repurchase by the Company.

4 Based on a fair market value of $8.50, the closing price of the Company's Common Stock on the date of exercise.

5 Includes 26,855 shares that are unvested and subject to repurchase by the Company.

6 Includes 39,584 shares that are unvested and subject to repurchase by the Company.

7 Includes 47,292 shares that are unvested and subject to repurchase by the Company.

8 Includes 46,667 shares that are unvested and subject to repurchase by the Company.

SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

        Pursuant to a letter agreement between the Company and Thomas Tomasetti, its President and Chief Executive Officer, the Company and Mr. Tomasetti are each required to give 90 days' notice of termination of employment, and upon the Company's termination of Mr. Tomasetti's employment, he is entitled to severance pay consisting of six months' base salary, payable monthly, and six months of extended coverage under the Company's medical plan.

   In the event of a transfer of control of the Company as defined under the Option Plan, the Company's repurchase option will terminate as of the date of the transfer of control if the acquiring or successor corporation does not elect to assume the outstanding options. Any outstanding options which are not exercised or assumed will terminate as of the date of the transfer of control.

   Options granted under the Company's 1990 Outside Directors Stock Option Plan (the "Directors Plan") contain provisions pursuant to which all outstanding options granted under the Directors Plan will become fully vested and immediately exercisable upon a "transfer of control" as defined under the Directors Plan.


COMPENSATION OF DIRECTORS

   Directors who are not employees of the Company do not receive any cash compensation for their services as members of the Board of Directors, although they are reimbursed for expenses incurred in attending each Board and committee meeting. The Company's Directors Plan provides for the initial automatic grant of an option to purchase 15,000 shares of the Company's Common Stock to directors of the Company who are not employees of the Company (an "Outside Director") upon initial appointment or election to the Board of Directors, and subsequent grants to each Outside Director of an option to purchase 2,500 shares of Common Stock on the date of the first Board meeting of each successive fiscal year thereafter, prorated for the first year based on the number of full months of service as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   L. Barton Alexander and Gerard Langeler served as members of the Board of Directors' Compensation Committee at the commencement of the fiscal year ended October 31, 1995. Mr. Langeler did not stand for re-election at the 1995 Annual Meeting of Stockholders, and Robert Horne was appointed to the Compensation Committee, effective upon the 1995 Annual Meeting, to fill the vacancy created by Mr. Langeler's departure. Jonathan J. Golovin was appointed to the Compensation Committee in September 1995 to replace Mr. Alexander. Dr. Golovin is the Chairman of the Board of Directors and Secretary of the Company, and was named Chief Technical Officer of the Company in April 1992. Dr. Golovin did not participate in any deliberations of the Compensation Committee concerning his salary, bonus or stock options during fiscal 1995.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

   Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with, except that, due to administrative error, one annual statement of changes in beneficial ownership reporting one exempt transaction by Edward Norton was not timely filed; also due to administrative error, one annual statement of changes in beneficial ownership reporting one exempt transaction by Thomas Tomasetti was not timely filed; and one monthly statement of changes in beneficial ownership, reporting two transactions by former officer Charles DeVita after his departure from the Company, was not timely filed.

                                    PART IV


The Registrant hereby amends Part IV, Item 14, EXHIBITS, FINANCIAL STATEMENT
                                               -----------------------------
SCHEDULES AND REPORTS ON FORM 8-K, to read in full as follows:
- -------------------------------------------------------------

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

(a)  The following documents are filed as part of this Report:



  1. Financial Statements.
     ---------------------

     Report of Independent Accountants dated December 6 and December 15, 1995 and June 11, 1996.

     Consolidated Statements of Operations - Years Ended October 31, 1995, 1994 and 1993.

     Consolidated Balance Sheets - October 31, 1995 and 1994.

     Consolidated Statements of Stockholders' Equity - Years Ended October 31, 1995, 1994, and 1993.

     Consolidated Statements of Cash Flows - Years Ended October 31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements.


  2. Financial Statement Schedule.  The following financial statement schedule
     ----------------------------
     of Consilium, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Consilium, Inc.

     Report of Independent Accountants on Financial
       Statement Schedule                                     Page S-1
     Schdule II- Valuation and Qualifying Accounts            Page S-2

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or notes thereto.


  3. Exhibits (a)
     ------------

     Exhibit
     Number             Exhibit Title
     -------            --------------

       3.1      Certificate of Incorporation of the Company. 3


       3.2      By-Laws of the Company. 3

      10.1 Lease agreement dated November 28, 1988, among the Company and John Arrillaga, trustee of the John Arrillaga Separate Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property Trust. 1

      10.2 Master Lease Agreement, dated December 2, 1988, between the Company and General Electric Capital Corporation, with schedules. 1

      10.3 Letter Agreement, dated July 22, 1987, with respect to the employment of Thomas Tomasetti. 1,6

      10.4 Lease agreement paperwork for the 630 Clyde Court facility, dated March 6, 1990, among the Company and Santa Clara Property Associates. 2

      10.5 Agreement between the Company and Honeywell, Inc., Industrial Automation and Control, dated April 1, 1993. 3,5

      10.6      Form of Director and Officer Indemnity Agreement. 4,6

      10.7      Amended and Restated 1983 Stock Option Plan. 6,#

      10.8 Forms of Stock Option Agreement used in conjunction with the 1983 Stock Option Plan. 6, #

      10.9      1990 Outside Director's Stock Option Plan. 6, #

     10.10 Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's Stock Option Plan. 6,#

     10.11 Lease agreement for the Company's principal facility, dated August 2, 1995, among the Company and The Prudential Insurance Company of America. #

     10.12 Letter Agreement, dated August 5, 1994, with respect to the employment of Edward Norton. 6, #

     10.13 Letter Agreement, dated September 28, 1994, with respect to the employment of Richard Van Hoesen. 6, #

      11.1      Statement re Computation of Income  (Loss) per Share.

      21.1      Schedule of Subsidiaries. #

      23.1      Consent of Independent Accountants.

      24.1      Power of Attorney. #

        27      Financial Data Schedule (available in EDGAR format only).



    1 Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

    2 Incorporated by reference from exhibit 10.3 to Registrant's Annual Report on Form 10-K filed for the Year ended October 31, 1990.

    3 Incorporated by reference from exhibits 3.1, 3.2 or 10.19 to Registrant's Quarterly Report on Form 10-Q filed for the Quarter ended April 30, 1993.

    4 Incorporated by reference from exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1994.

    5 The Securities and Exchange Commission has granted confidential treatment for portions of this document.

    6  Compensatory or employment arrangement.

    # Previously filed with Registrant's Annual Report on Form 10-K for the Year ended October 31, 1995.


(b) Reports on Form 8-K

    Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended October 31, 1995.

                             FORM S-8 UNDERTAKING

        For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos.E33-30381 (filed August 8, 1989), 33-30382 (filed August 8, 1989),
33-35363 (filed July 9, 1990), 33-41312 (filed June 20, 1991), 33-63346 (filed
May 27, 1993) 33-63512 (filed May 28, 1993), 33-79474 (filed May 27, 1994) and
33-79458 (filed May 27, 1994).

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

                                  SIGNATURES






        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CONSILIUM, INC.


                                             By:  /s/ Clifton Wong
                                               -------------------------
                                                   Clifton Wong
                                                   Controller and
                                                   Chief Accounting Officer

DATED: July 2, 1996
       ------------