Form 10-Q/A
period 1996-01-31
CONSILIUM INC
filed 1996-07-02
CIK 795090

                                                    Conformed copy with exhibits



                                  Form 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
       EXCHANGE ACT OF 1934

For the quarterly period ended       January 31, 1996
                                 --------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
       EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    --------------------

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

                                            Yes       X          No
                                                ------------        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 11, 1996:

Common Stock, $0.01 par value                             7,721,845
- -----------------------------                         ------------------
           Class                                       Number of Shares

                                CONSILIUM, INC.

                                     INDEX


                        PART I.  FINANCIAL INFORMATION

                                                                  Page No.
                                                                  --------
Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets --
             January 31, 1996 and October 31, 1995..................   3

             Condensed Consolidated Statements of Operations --
             Three months ended January 31, 1996
             and 1995...............................................   4

             Condensed Consolidated Statements of Cash Flows --
             Three months ended January 31, 1996 and 1995...........   5

             Notes to Condensed Consolidated Financial Statements...   6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................   8


                          PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K........................  12

            Signatures..............................................  14

   The Registrant hereby amends Part 1, Item 1, FINANCIAL STATEMENTS, to read in full as follows:




                        PART I.  FINANCIAL INFORMATION
                                CONSILIUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands; unaudited)

                                               January 31, 1996     October 31, 1995
                                               ----------------     ----------------
                                                 (Restated)            (Restated)
ASSETS

Current assets:
   Cash and cash equivalents                      $  10,519            $ 10,686
   Short term investments                                 0               1,478
   Accounts receivable, net                           8,806               7,578
   Other current assets                               1,095               1,055
                                                  ---------            --------
             Total current assets                    20,420              20,797

Property and equipment, net                           2,586               2,425
Software production costs, net                        4,942               5,121
Other assets                                            330                 325
                                                  ---------            --------
            Total assets                          $  28,278            $ 28,668
                                                  =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $   2,075            $  1,800
   Deferred  revenue                                  5,453               5,621
   Other current liabilities and
     accrued expenses                                 3,655               4,364
                                                  ---------            --------
             Total current liabilities               11,183              11,785

Deferred revenue                                      1,233               1,325
Deferred income taxes                                   158                 158
Accrued lease obligation                                  0                  17
                                                  ---------            --------
             Total liabilities                       12,574              13,285
                                                  ---------            --------
             Total stockholders' equity              15,704              15,383
                                                  ---------            --------
             Total liabilities and
               stockholders' equity               $  28,278           $  28,668
                                                  =========           =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data; unaudited)


                                   Three months ended
                                       January 31,

                                   1996        1995
                                ---------     -------
Revenues:

 Product                        $ 4,782        $ 3,801
 Services                         3,931          3,690
 Development                        446            128
                                -------        -------
  Total revenues                  9,159          7,619
                                -------        -------
Costs and expenses:

 Product                            721            798
 Services                         1,216            975
 Research and development         3,146          2,235
 Selling and marketing            2,882          2,647
 General and administrative         870            820
                                -------        -------
  Total costs and expenses        8,835          7,475

Income from operations              324            144

Interest income, net                146            136
                                -------        -------
Income before income tax
 provision                          470            280

Provision for income taxes          248            182
                                -------        -------
Net income                      $   222        $    98
                                =======        =======
Net income per share            $  0.03        $  0.01
                                =======        =======
Shares used in per share
calculations:                     8,260          7,621
                                =======        =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands; unaudited)


                                                       Three months ended
                                                           January 31,
                                                      1996            1995
                                                   -----------    ------------
                                                   (Restated)
   Cash flows from operating
    activities:
    Net income                                     $    222        $     98
                                                    -------        --------
    Adjustments to reconcile net income to
     net cash used in operating activities:
      Depreciation and amortization                     711             834
      Provision for doubtful accounts                    90             114
      Change in assets and
       liabilities:
       Accounts receivable, net                      (1,318)         (1,171)
       Other assets                                     (45)            (88)
       Accounts payable                                 275             177
       Deferred revenue                                (260)           (240)
       Other liabilities and
       accrued expenses                                (726)           (820)
       Deferred income taxes                              0               0
                                                    -------         -------
       Total adjustments                             (1,273)         (1,194)
                                                     -------        -------
          Net cash used in
           operating activities                      (1,051)         (1,096)
                                                     -------        -------
   Cash flows from investing
    activities:
    Capital expenditures                               (407)           (251)
    Capitalized software production costs              (286)           (357)
    Purchases of short-term investments                   0         (18,504)
    Sales of short-term investments                   1,478          20,777
                                                     -------        -------
       Net cash provided by investing
        activities                                      785           1,665
                                                     -------        -------
   Cash flows from financing activities:
    Issuance of common stock                             99             401
    Principal payments on capital leases                  0            (100)
                                                     -------        -------
       Net cash provided by financing
       activities                                        99             301
                                                     -------        -------
     Net increase (decrease)
      in cash and cash equivalents                     (167)            870
                                                    -------         -------
   Cash and cash equivalents
    at beginning of period                           10,686           8,682
                                                    -------         -------
   Cash and cash equivalents
    at end of period                                $10,519         $ 9,552
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

(In thousands, except per share amounts)

                                Year ended October 31, 1995
                                ---------------------------
                                As Reported     As Restated
                                -----------     -----------
Total revenues                   $ 33,857         $33,125
  Income (loss) before taxes        1,150             664
  Provision (benefit) for
   income taxes                       523             523
  Net income (loss)                   627             141
  Income (loss) per share            0.08            0.02
  Shares used in per share
   calculations                     7,912           7,912

  Working capital                   9,498           9,012
  Total assets                     29,437          28,668
  Long-term debt, less
   current portion                      0               0
  Stockholders' equity             15,869          15,383

     The results of operations for the three month period ended January 31, 1995 were not affected by the restatement.

     The year-end condensed consolidated balance sheet data as of October 31, 1995, as restated, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    The results of operations for the three months ended January 31, 1996 and the statement of cash flows for the three months ended January 31, 1996 are not necessarily indicative of results of operations and cash flows for any future period.

2.   Software Production Costs (in thousands):

                               Three months ended
                                   January 31,
                               -------------------
                                 1996       1995
                               -------     -------

     Capitalized software
     production costs           $ 286      $ 357

     Amortization of
     capitalized software
     production costs           $ 465      $ 466


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

     In the ordinary course of business, other various legal actions and claims pending have been filed against the Company. In the opinion of management, the ultimate liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.

The Registrant hereby amends Part I, Item 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, to read in full as follows:

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

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

   The following table shows the proportion of the Company's total revenue from each of its three principal geographic regions:

                         Three months ended
                            January 31,
                          1996        1995
                        ---------   --------
     North America         63%        64%
     Europe                13%        17%
     Asia/Pacific          24%        19%

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

     Costs and Expenses.  Cost of product revenue for the three months
     ------------------
ended January 31, 1996 decreased 10% to $721,000, compared with $798,000 for the
same period of the previous fiscal year.   The decrease in cost of product
revenue primarily was due to a large order for WorkStream that generated minimal costs. Cost of product revenue includes amortization of capitalized software production costs, royalties, distributor commissions, and purchased software which is resold to the end customer, typically along with the Company's proprietary software. Depending on the mix of sales of proprietary software, third party licenses and sales made through distributors in a given period, the associated costs of product revenue can vary significantly. Product costs as a percentage of product revenue for the three months ended January 31, 1996 were 15% compared with 21% for the same period of the previous year. The decrease in cost of product revenue as a percentage of product revenue was due to a change in the mix of product revenues coupled with lower royalties, as well as lower purchased software costs.

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

     Selling and Marketing Expenses.   Selling and marketing expenses
     ------------------------------
represented 31% and 35% of total revenues for the three months ended January 31, 1996 and 1995, respectively. Selling and marketing expenses increased to $2,882,000 for the three months ended January 31, 1996 compared with $2,647,000 for the same period of the previous fiscal year. The first fiscal quarter increase in absolute dollars in selling and marketing expenses primarily was due to an increase in the commission expense for the period resulting from the higher level of sales for the quarter, partially offset by a lower headcount. The proportional decrease in sales and marketing expense as a percentage of total revenues was due to increased sales productivity and a higher level of sales for the first quarter of fiscal 1996 compared with the same period of the previous fiscal year.

     General and Administrative Expenses.  General and administrative expenses
     -----------------------------------
represented 9% and 11% of total revenues for the three months ended January 31, 1996 and 1995, respectively. General and administrative costs include the costs of the finance, accounting, purchasing and administrative operations of the Company. General and administrative expenses increased to $870,000 for the three months ended January 31, 1996 compared with $820,000 for the same period of the previous fiscal year. The first quarter increase in absolute dollars primarily was due to an increase in headcount over the same period of the previous fiscal year, as well as additional costs associated with the Company's building move.

     Interest Income and Expense.  For the three months ended January 31, 1996,
     ---------------------------
interest income was $146,000, compared with interest income of $141,000 for the same period of the previous fiscal year. Higher invested cash balances and slightly higher interest rate levels accounted for the increase. There was no interest expense for the period ended January 31, 1996 as compared with $5,000 for the previous year quarter.

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

     Net Income.  The Company generated net income of $222,000, or $.03 per
     ----------
share, in the quarter ended January 31, 1996, compared with a net income of $98,000, or $.01 per share, in the same period of the prior year. The first fiscal quarter's net income was the result of higher revenues and lower expenses compared with the same period of the previous year.

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

     Liquidity and Capital Resources.  As of January 31, 1996, the Company had
     -------------------------------
$10,519,000 in cash and cash equivalents and short term investments, as compared with $12,164,000 at October 31, 1995. The Company used $1,051,000 in operating activities during the three months ended January 31, 1996. This was principally due to an increase of $1,318,000 in accounts receivable and a decrease in other liabilities and accrued expenses of $726,000, offset by net income of $222,000 and non-cash depreciation and amortization of $711,000.

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

The Registrant hereby amends Part II, Item 6, EXHIBITS AND REPORTS ON FORM 8-K, to read in full as follows:

       PART II.                OTHER INFORMATION


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

  10.7         Amended and Restated 1983 Stock Option Plan. /6,7/

  10.8 Forms of Stock Option Agreement used in conjunction with the 1983 Stock Option Plan. /6,7/

  10.9         1990 Outside Director's Stock Option Plan. /6,7/

  10.10 Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's Stock Option Plan. /6,7/

  10.11 Lease agreement for the Company's principal facility, dated August 2, 1995, among the Company and The Prudential Insurance Company of America. /7/

  10.12 Letter agreement, dated August 5, 1994, with respect to the emploment of Edward Norton. /6,7/

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

       /7/ Incorporated by reference from exhibits of the same number to Registrant's Annual Report on Form 10K for the Year ended October 31, 1995, as amended.

   (b).     Reports on Form 8-K

                No report on Form 8-K was filed during the quarter ended January 31, 1996.

                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the chief accounting officer of the registrant.




                                              CONSILIUM, INC.
                                    --------------------------------------
                                               (Registrant)



Date    July 2, 1996            by:           /s/ Clifton Wong
                                   ---------------------------------------
                                   Clifton Wong
                                   Controller and
                                   Chief Accounting Officer