Form 10-K/A
period 1995-10-31
CONSILIUM INC
filed 1996-07-12
CIK 795090

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

As of January 18, 1996, Registrant had 7,710,812 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    This report contains 21 pages.  The Exhibit Index is located on page 14.

                                CONSILIUM, INC.
                         1995 FORM 10-K/A ANNUAL REPORT

                               Table of Contents


                                    PART II

Item 8.   Financial Statements and Supplementary Data                        1


                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports
          on Form 8-K                                                       14

          Signatures                                                        18

          Exhibits                                                          19

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



                            /s/ Coopers & Lybrand L.L.P.
                            ----------------------------
                            Coopers & Lybrand L.L.P.

San Jose, California
December 6, 1995, except for Note 10,
for which the date is December 15, 1995,
Note 8, for which the date is May 6, 1996, and
Note 1, for which the date is June 11, 1996.

Consolidated Statements of Operations
(In thousands, except per share amounts)

                                        Years ended October 31,
                                    -----------------------------
                                      1995       1994       1993
                                    -------    -------    -------
                                   (Restated)
Revenues
   Product                          $16,115    $10,588    $ 9,927
   Services                          15,979     14,589     15,655
   Development                        1,031      2,767      2,893
                                    -------    -------    -------
Total revenues                       33,125     27,944     28,475
                                    -------    -------    -------
Costs and Expenses
   Product                            3,022      2,763      2,410
   Services                           4,734      4,497      5,363
   Research and development          10,880     10,860     10,206
   Selling and marketing             11,812     11,519     12,701
   General and administrative         2,802      2,828      3,113
   Restructuring charge                (211)     1,407        ---
                                    -------    -------    -------
Total operating expenses             33,039     33,874     33,793
                                    -------    -------    -------
Income (loss) from operations            86     (5,930)    (5,318)
                                    -------    -------    -------
Interest income                         588        442        404
Interest expense                        (10)       (35)       (59)
                                    -------    -------    -------
Income (loss) before income
   tax provision                        664     (5,523)    (4,973)
                                    -------    -------    -------
Provision for income taxes              523        725        310
                                    -------    -------    -------
Net income (loss)                   $   141    $(6,248)   $(5,283)
                                    =======    =======    =======
Income (loss) per share             $  0.02     $(0.85)   $ (0.75)
                                    =======    =======    =======
Shares used in
   per share calculations             7,912      7,362      7,025
                                    =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

                                                            October 31,
                                                        ------------------
                                                          1995       1994
                                                        -------    -------
                                                      (Restated)
          Assets
Current Assets:
   Cash and cash equivalents                            $10,686    $ 8,682
   Short-term investments                                 1,478      3,500
   Accounts receivable, net of allowance
     for doubtful accounts of $650 and
     $625 in 1995 and 1994, respectively                  7,578      5,181
   Other current assets                                   1,055      1,055
                                                        -------    -------
     Total current assets                                20,797     18,418

Property & equipment, net                                 2,425      2,351
Software production costs, net                            5,121      5,524
Other assets                                                325        705
                                                        -------    -------
     Total assets                                       $28,668    $26,998
                                                        =======    =======
          Liabilities
Current liabilities:
   Accounts payable                                     $ 1,800    $ 1,209
   Other current liabilities and accrued expenses         4,364      4,589
   Deferred revenue                                       5,621      4,962
   Capital lease obligation                                 ---        313
                                                        -------    -------
     Total current liabilities                           11,785     11,073

Deferred revenue                                          1,325      1,846
Deferred income taxes                                       158        348
Accrued lease obligation                                     17         85
                                                        -------    -------
     Total liabilities                                   13,285     13,352
                                                        -------    -------
Commitments and contingencies (Notes 3, 8 and 10)

          Stockholders' Equity
Preferred stock, $.01 par value
   Authorized: 4,000,000 shares
   Issued and outstanding: no shares in 1995 and 1994       ---        ---
Common stock, $.01 par value
   Authorized: 25,000,000 shares:
   Issued and outstanding: 7,695,655
     in 1995 and 7,428,651 in 1994                           77         74
Additional paid-in capital                               23,337     21,744
Accumulated deficit                                      (8,031)    (8,172)
                                                        -------    -------
     Total stockholders' equity                          15,383     13,646
                                                        -------    -------
     Total liabilities and
       stockholders' equity                             $28,668    $26,998
                                                        =======    =======

The accompanying notes are an integral part of these consolidated financial statements

Consolidated Statements of Stockholders' Equity

                                                                                                     Retained
                                                                                                     Earnings /
                                                         Common Stock              Additional      (Accumulated
(In thousands)                                         Shares     Amount         Paid-in Capital     Deficit)    Total
- -----------------------------------------------------------------------------------------------------------------------
BALANCES, NOVEMBER 1, 1992                             6,958         $ 70        $19,763           $ 3,359      $23,192
- -----------------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
    stock purchase plan                                  121            1            749               ---          750
Exercise of common stock options for cash                141            1            176               ---          177
Net loss                                                 ---          ---            ---            (5,283)      (5,283)
- -----------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1993                             7,220           72         20,688            (1,924)      18,836
- -----------------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
   stock purchase plan                                   142            1            738               ---          739
Exercise of common stock options for cash                 67            1            318               ---          319
Net loss                                                 ---          ---            ---            (6,248)      (6,248)
- -----------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1994                             7,429           74         21,744            (8,172)      13,646
- -----------------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
   stock purchase plan                                   136            1            708               ---          709
Exercise of common stock options for cash                131            2            885               ---          887
Net income                                               ---          ---            ---               141          141
- -----------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1995 (Restated)                  7,696         $ 77        $23,337           $(8,031)     $15,383
- -----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                 Years ended October 31,
                                                                               1995        1994       1993
                                                                              -------     -------    -------
(In thousands)                                                              (Restated)
- ----------------------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                        $   141     $(6,248)   $(5,283)
                                                                              -------     -------    -------
     Adjustments to reconcile net income(loss) to net cash provided by
          (used in) operating activities:
       Depreciation and amortization                                            3,332       3,162      3,053
       Provision for doubtful accounts receivable                                 324         188        699
       Change in assets and liabilities:
        Accounts receivable                                                    (2,721)      1,085       (210)
        Other assets                                                              190        (654)     1,043
        Accounts payable                                                          591        (321)      (306)
        Deferred revenue                                                          138         714      1,574
        Other liabilities and accrued expenses                                   (293)      1,550        310
                                                                              -------     -------    -------
          Total adjustments                                                     1,561       5,724      6,163
                                                                              -------     -------    -------
           Net cash provided by (used in) operating activities                  1,702        (524)       880
                                                                              -------     -------    -------
Cash flows from investing activities:
     Capital expenditures                                                      (1,543)       (663)      (722)
     Capitalized software production costs                                     (1,460)     (1,662)    (1,842)
     Purchases of short-term investments                                       (1,708)     (3,502)    (9,469)
     Sales of short-term investments                                            3,730       7,204     15,010
                                                                              -------     -------    -------
           Net cash (used for) provided by investing activities                  (981)      1,377      2,977
                                                                              -------     -------    -------
Cash flows from financing activities:
     Issuance of common stock and other                                         1,596       1,058        927
     Principal payments on capital leases                                        (313)       (382)      (362)
                                                                              -------     -------    -------
     Net cash provided by financing activities                                  1,283         676        565
                                                                              -------     -------    -------
           Net increase in cash and cash equivalents                            2,004       1,529      4,422
                                                                              -------     -------    -------
Cash and cash equivalents at beginning of period                                8,682       7,153      2,731
                                                                              -------     -------    -------
Cash and cash equivalents at end of period                                    $10,686     $ 8,682    $ 7,153
                                                                              -------     -------    -------
Supplemental cash flow information:
     Cash paid for:
       Interest                                                               $    10     $    35    $    59
       Income taxes paid (refunded)                                           $    13     $    12    $  (340)
     Equipment acquired under capital leases                                  $   ---     $   ---    $   235

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
- ------------------------------------------
Note 1:   Summary of Significant Accounting Policies:
          ------------------------------------------

Consilium, Inc. was incorporated in October 1978 and designs and licenses integrated manufacturing execution systems (MES) software for the manufacturing plant floor. The Company also markets consulting, implementation and training services for its software products.

Principles of Consolidation:  The consolidated financial statements include the
- ---------------------------
accounts of Consilium, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents:  The Company considers all highly liquid investments
- -------------------------
purchased with a maturity of three months or less to be cash equivalents. At October 31, 1995, the Company maintained substantially all of its cash and cash equivalents with three financial institutions.

Short-Term Investments:  On November 1, 1994, the Company adopted the provisions
- ----------------------
of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, prior period consolidated financial statements have not been restated to reflect the change in accounting principle. The impact of adopting Statement No. 115 did not have a material effect on the consolidated financial statements.

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

Depreciation and Amortization:  Property and equipment are stated at cost and
- -----------------------------
depreciated on a straight-line basis over estimated useful lives of five years. Leasehold improvements are amortized over their estimated useful lives or the remaining term of the related lease, if shorter.

Software Production Costs:  Costs incurred prior to establishment of
- -------------------------
technological feasibility are charged to research and development expense. Thereafter, the Company capitalizes certain costs, consisting of salaries, related benefits and an allocation of indirect costs, incurred internally in creating computer software. Software production costs are capitalized until the software is available for general release. Amortization is provided on the basis of license revenues recognized during the year to total anticipated license revenues; however, the annual amortization expense, at a minimum, will not be less than 20% of the capitalized costs. Research and development costs incurred to improve and enhance existing software are charged to expense as incurred.

Revenue Recognition:  The Company licenses standard application software
- -------------------
programs and offers annual maintenance contracts that provide for technical support and updates to software modules. Product license revenue is generally recognized upon receipt of a customer purchase order, execution of a software license agreement and shipment of a product to the customer. However, with respect to sales made through foreign distributors or systems integrators, revenue is recognized either upon resale by the distributor to the end user or upon installation of the software at the end user's facility. Revenue from development and porting contracts is generally recognized using the percentage of completion method of accounting. Revenue from customer maintenance contracts is recognized ratably over the period of the contract. Payments for maintenance contracts are generally made for the upcoming year and are non-refundable. Service revenue is recognized as work is performed.

Advertising Costs:  Advertising costs are charged to operations as incurred.
- -----------------
Advertising costs were $470,000, $503,000 and $453,000 in fiscal years 1995, 1994 and 1993.

Income Taxes:  Effective November 1, 1993, the Company adopted Financial
- ------------
Accounting Standards Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method in accordance with Accounting Principles Board Opinion No. 11.

Foreign Currencies:  The functional currency of the Company's wholly owned
- ------------------
subsidiaries is the U.S. dollar. Translation gains and losses are included in the statement of operations.

Concentrations of Credit Risk:  A significant portion of the Company's sales and
- -----------------------------
receivables are from customers in the semiconductor, electronics, pharmaceutical and chemical industries. The Company maintains allowances for doubtful accounts receivable and does not require collateral. Short term investments are comprised primarily of taxable notes and municipal bonds with maturities not exceeding six months. The Company has investment policies and performs ongoing credit evaluations to minimize credit risk.

Computation of Income/Loss per Share:  Net income per common share is computed
- ------------------------------------
using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the dilutive effect of stock options as computed using the treasury stock method. Net loss per share is based on the weighted average number of common shares outstanding during the period. Stock options have not been included in the calculation of common equivalent shares for loss per share as their inclusion would be antidilutive.

Recent Accounting Pronouncements:  During March 1995, the Financial Accounting
- --------------------------------
Standards Board issued Statement No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This standard is effective for the Company's 1997 fiscal year and its adoption is not expected to have a material effect on the financial statements of the Company.

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

Reclassifications:  Certain reclassifications were made to prior year amounts to
- -----------------
conform to the 1995 presentation. These reclassifications did not change the previously reported net income (loss), total assets or total cash flows of the Company for those years.

Restatement:  During April 1996, the Company discovered that one of its sale
- -----------
representatives had falsified certain sales documents related to sales transactions that had been recorded as revenue during the fourth quarter of fiscal 1995. The Company has reduced revenues for the erroneously recorded transactions and has reduced bonuses payable to certain officers of the Company to the extent the bonuses had been overpaid to such officers of the Company as a result of the error in the consolidated financial statements.

       Accordingly, the Company has restated its financial statements for the year ended October 31, 1995. The restatement has resulted in a reduction of previously reported consolidated net sales by $732,000 in fiscal 1995 and a reduction in previously recorded net income of $486,000. A comparison of certain amounts as previously reported and as restated is presented below.

(In thousands, except per share amounts)
- ----------------------------------------
                                                    Year ended October 31, 1995
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

Note 2:   Balance Sheet Detail:
          --------------------

Property and Equipment:
- ----------------------
                                                          October 31,
(In thousands)                                          1995       1994
- --------------                                        -------------------
Computer equipment                                   $   8,136   $  6,934
Office equipment                                         2,040      2,043
Purchased software                                       1,965      1,733
Leasehold improvements                                     736        723
                                                      --------    -------
                                                        12,877     11,433
                                                      ========    =======
Less accumulated depreciation and amortization        (10,452)    (9,082)
                                                     ---------   --------
                                                     $  2,425    $  2,351
                                                     =========   ========

          Property and equipment at October 31, 1995 and 1994 includes computer equipment acquired under capital leases of $1,131,000 (accumulated amortization of $1,131,000 and $819,000, respectively).


Software Production Costs:
- --------------------------
                                         October 31,
(In thousands)                        1995          1994
- --------------                     ------------------------
Software production costs          $ 16,325        $14,865
Less accumulated amortization       (11,204)        (9,341)
                                   --------        -------
                                   $  5,121        $  5,524
                                   ========        ========

                                          Years Ended October 31,
(In thousands)                        1995         1994         1993
- --------------                       --------------------------------
Software production costs
   capitalized                       $1,460       $1,662       $1,842
Annual amortization of software
   production costs                  $1,863       $1,809       $1,578


Other Current Liabilities and Accrued Expenses:
- ----------------------------------------------

                                                            October 31,
(In thousands)                                            1995     1994
- --------------                                           ------   ------
Accrued compensation                                     $2,023   $1,105
Employee stock purchase plan withholdings                   326      302
Other                                                     1,009    2,161
Accrued taxes                                             1,006    1,021
                                                         ------   ------
                                                         $4,364   $4,589
                                                         ======   ======

Note 3:   Commitments:
          -----------

Operating Leases:  The Company leases its headquarters, research and development
- ----------------
facility, sales offices and certain equipment under noncancelable operating leases for periods of up to twenty-five years. Certain facility leases provide for monthly rentals of approximately $66,000, subject to increases in the Consumer Price Index, or 5% annual increases, and continue through January 1996. Under these agreements, the Company is responsible for property taxes, insurance and maintenance. During August 1995, the Company entered into a lease for a new headquarters facility with monthly rental payments beginning February 1996 of approximately $55,000, subject to increases in the Consumer Price Index, to a maximum of 5% annual increase.

          Future minimum lease payments under operating leases at October 31, 1995, are as follows:

Year Ending October 31,
- -----------------------
(in thousands)
- --------------

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


Note 4:   Capital Stock:
          -------------

Employee Stock Purchase Plan:  On March 15, 1989, the Board of Directors adopted
- ----------------------------
an employee stock purchase plan (the "Purchase Plan") and initially reserved a total of 250,000 shares of Common Stock of the Company. In March 1993, the number of shares reserved for issuance under the Plan was increased by 250,000. The Company again increased the number of shares reserved for issuance under the Plan from 500,000 to 680,000 shares in March 1994. Under the Plan, employees may purchase common stock through payroll deductions at 85% of the lesser of the fair market value on the first or last day of six month offering periods. At October 31, 1995, a total of 111,351 shares remained available for purchase under the plan.

Employee Stock Option Plans:  The Company increased the number of shares
- ---------------------------
reserved for issuance under its 1983 stock option plan from 2,000,000 to 2,320,000 in March 1994. 418,056 shares were available for future grants as of October 31, 1995. In March 1993, the Company adopted its 1993 stock option plan under which options for a total of 500,000 shares of Common Stock may be granted to employees other than executive officers of the Company. 1,974 shares were available for future grants as of October 31, 1995. Under the 1983 and 1993 plans, both qualified and non-qualified options may be granted to employees to purchase Common Stock at prices not less than fair market value at date of grant. The exercise period is determined by the Board of Directors at the date of grant. All options granted under the Plan are exercisable immediately and generally expire five years from date of grant. Options generally vest over four years and, if exercised prior to vesting, are subject to repurchase at the original purchase price. At October 31, 1995, a total of 401,380 options were vested.

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


          Activity under the 1983 and 1993 Employee Stock Option Plans is as follows:

(In thousands)
- --------------
                                   Number         Price       Aggregate
                                 of Shares      per Share       Price
                                 --------------------------------------
Balance at November 1, 1992            701    $  .75-$18.75     $ 6,375
Granted                                791    $6.125-$10.00       9,633
Exercised                             (141)   $   .75-$7.25        (172)
Canceled                              (185)   $4.875-$17.25      (7,945)
- -----------------------------------------------------------------------
Balance at October 31, 1993          1,166    $  .75-$18.75     $ 7,891
Granted                                319    $  4.50-$8.75       2,221
Exercised                              (67)   $   .75-$7.25        (316)
Canceled                              (320)   $6.125-$18.75      (2,459)
- -----------------------------------------------------------------------
Balance at October 31, 1994          1,098    $ 4.50-$15.00     $ 7,337
Granted                                438    $6.375-$12.14       3,521
Exercised                             (131)   $  4.50-$8.75        (887)
Canceled                              (215)   $ 4.50-$12.50      (1,635)
- -----------------------------------------------------------------------
Balance at October 31, 1995          1,190    $ 4.50-$12.50     $ 8,336

Outside Director Stock Option Plan:  In 1990, the Company adopted a stock
- ----------------------------------
option plan under which options for a total of up to 100,000 shares of Common Stock may be granted to non-executive directors of the Company. The plan provides for the granting of nonqualified stock options at prices not less than fair market value on the date of grant. Options expire 10 years after the date of grant. At October 31, 1995, a total of 32,500 options had been granted at exercise prices ranging between $6.125 and $8.50 per share, of which none were exercised. In addition, the Company has separate option agreements with non-executive directors which totaled 27,500 shares at an exercise price of $6.25 per share as of October 31, 1995.

Note 5:   Income Taxes:
          ------------

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
                                       =====     =====     =====

          The following table shows the major components of the deferred tax assets and liabilities as of October 31, 1995 and 1994:

(In thousands)
- --------------
Current deferred tax assets:                         1995      1994
                                                    -----    -------

Accounts receivable, inventory
  and other reserves                                $ 221    $   513
Accrued expenses                                      184        689
Deferred revenue                                      282        580
Valuation allowance                                  (529)    (1,434)
                                                    -----    -------

Net current deferred tax assets                     $ 158    $   348
                                                    =====    =======

Non current deferred tax assets (liabilities):
Net operating losses                              $ 5,124     $4,605
Tax credit carryforwards                            4,515      3,440
Depreciation                                         (357)      (180)
Amortization                                       (2,089)    (2,185)
Other                                                 222        444
Valuation allowance                                (7,573)    (6,472)
                                                   ------    -------

Net non-current liability                          ($ 158)    ($348)
                                                   ======    ======

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


Note 6:   Geographic and Significant Customer Information:
          -----------------------------------------------

The Company designs and licenses integrated manufacturing execution systems
(MES) software for batch process and discrete manufacturers and operates
primarily in one segment.   The Company markets and services its products in the
United States and foreign countries through its direct sales organization and through distributors.

          The Company's foreign operations primarily consist of product sales and services. Geographic net revenue information is as follows:

                                       Years Ended October 31,
(In thousands)                        1995      1994      1993
- --------------                       ---------------------------
North America                       $21,919    $19,168   $20,893
Asia/Pacific Rim                     25,147      3,834     2,387
Europe                                6,059      4,942     5,195
                                     ------    -------   -------
Total net revenue                   $33,125    $27,944   $28,475
                                    =======    =======   =======

          No customer accounted for more than 10% of total revenue for fiscal 1995. Two customers accounted for 11% and 10%, respectively, of total revenue in fiscal 1994. One other customer accounted for 11% of total revenue in fiscal 1993.


Note 7:   Employee Benefit Plan:
          ---------------------

The Company has a 401(k) plan for eligible employees. The Board of Directors may elect to make a discretionary contribution to the plan. There were no such contributions in fiscal 1995, 1994, or 1993.


Note 8:   Litigation:
          ----------

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


Note 9:   Restructuring Charge:
          --------------------

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


Note 10:  Subsequent Event:
          ----------------

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

          The table below sets out the obligations under this contract:

                                 Service      Termination
Fiscal Year                     Obligation        Fee
- -----------                     ----------    -----------
1996                           $ 1,396,000      $900,000
1997                             2,747,000       800,000
1998                             2,874,000       600,000
1999                             2,950,000       500,000
2000                             3,028,000       300,000
Thereafter                      16,581,000       150,000
                               -----------
Total Service Obligations      $29,576,000
                               ===========

                                    PART IV


The Registrant hereby amends Part IV, Item 14, EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, to read in full as follows:

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(a)  The following documents are filed as part of this Report:

1.   Financial Statements.
     ---------------------

     Report of Independent Accountants dated December 6, 1995, December 15, 1995, May 6, 1996 and June 11, 1996.

     Consolidated Statements of Operations -- Years Ended October 31, 1995, 1994 and 1993.

     Consolidated Balance Sheets -- October 31, 1995 and 1994.

     Consolidated Statements of Stockholders' Equity -- Years Ended October 31, 1995, 1994, and 1993.

     Consolidated Statements of Cash Flows -- Years Ended October 31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements.

2.   Financial Statement Schedule.  The following financial statement schedule
     ----------------------------
     of Consilium, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Consilium, Inc.

     Report of Independent Accountants on Financial
       Statement Schedule                                            Page S-1
     Schedule II -- Valuation and Qualifying Accounts                Page S-2

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

      10.3 Letter Agreement, dated July 22, 1987, with respect to the employment of Thomas Tomasetti. /1,6/

      10.4 Lease agreement paperwork for the 630 Clyde Court facility, dated March 6, 1990, among the Company and Santa Clara Property Associates. /2/

      10.5         Agreement between the Company and Honeywell, Inc.,
                   Industrial Automation and Control, dated April 1, 1993. /3,5/

      10.6         Form of Director and Officer Indemnity Agreement. /4,6/

      10.7         Amended and Restated 1983 Stock Option Plan. /6,#/

      10.8 Forms of Stock Option Agreement used in conjunction with the 1983 Stock Option Plan. /6,#/

      10.9         1990 Outside Director's Stock Option Plan. /6,#/

      10.10 Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's Stock Option Plan. /6,#/

      10.11 Lease agreement for the Company's principal facility, dated August 2, 1995, among the Company and The Prudential Insurance Company of America. /#/

      10.12 Letter Agreement, dated August 5, 1994, with respect to the employment of Edward Norton. /6,#/

      10.13 Letter Agreement, dated September 28, 1994, with respect to the employment of Richard Van Hoesen. /6,#/

      11.1         Statement re Computation of Income (Loss) per Share. /#/

      21.1         Schedule of Subsidiaries. /#/

      23.1         Consent of Independent Accountants.

      24.1         Power of Attorney. /#/

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

/#/ Previously filed with Registrant's Annual Report on Form 10-K for the Year ended October 31, 1995.


(b)   Reports on Form 8-K

      Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended October 31, 1995.