Form 10-Q/A
period 1996-01-31
CONSILIUM INC
filed 1996-07-12
CIK 795090

                                                    Conformed copy with exhibits



                                  Form 10-Q/A
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  January 31, 1996
                                ----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                        Commission File Number 0-17754


                                CONSILIUM, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



          Delaware                                      94-2523965
- -------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



485 Clyde Avenue, Mountain View, California                           94043
- -------------------------------------------                           -----
 (Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:           (415) 691-6100
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

                                      Yes       X          No
                                               ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 11, 1996:

Common Stock, $0.01 par value                         7,721,845
- -----------------------------                         ---------
        Class                                      Number of Shares

                                CONSILIUM, INC.

                                     INDEX


                      PART I.    FINANCIAL INFORMATION

                                                            Page No.
                                                            --------

Item 6.   Exhibits and Reports on Form 8-K................     3

          Signatures......................................     5

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

       PART II.     OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a).  List of Exhibits


  Exhibit
  Number           Exhibit Title
  -------          -------------
  3.1              Certificate of Incorporation of the Company. /3/

  3.2              By-Laws of the Company. /3/

  10.1             Lease agreement dated November 28, 1988, among the Company and John Arrillaga, Trustee of the John
                   Arrillaga Separate Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property
                   Trust./ 1/

  10.2             Master Lease Agreement, dated December 2, 1988, between the Company and General Electric Capital
                   Corporation, with schedules./ 1/

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


  11.1             Statement re Computation of Net Income per Share./ #/

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

/#/ Previously filed with Registrant's quarterly report on Form 10-Q filed on March 11, 1996.

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


                                         CONSILIUM, INC.
                                 ---------------------------------
                                          (Registrant)



Date July 12, 1996               by: /s/ Clifton Wong
     -------------                   -----------------------------
                                     Clifton Wong
                                     Controller and
                                     Chief Accounting Officer