Form 10-Q
period 1996-07-31
CONSILIUM INC
filed 1996-09-13
CIK 795090

                                                    Conformed copy with exhibits



                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       July 31, 1996
                                 -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

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

                                      Yes   X      No
                                          -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 9, 1996:

Common Stock, $0.01 par value                               7,869,233
- -----------------------------                            ----------------
          Class                                          Number of Shares

                                CONSILIUM, INC.

                                     INDEX


                        PART I.   FINANCIAL INFORMATION


                                                                         Page No.
                                                                         --------
Item 1.       Financial Statements:

                  Condensed Consolidated Balance Sheets -
                  July 31, 1996 and October 31, 1995.....................    3

                  Condensed Consolidated Statements of Operations -
                  Three and Nine months ended July 31, 1996 and 1995.....    4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine months ended July 31, 1996 and 1995...............    5

                  Notes to Condensed Consolidated Financial Statements...    6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................    9


                         PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings..........................................   14

Item 2.       Changes in Securities......................................   14

Item 3.       Defaults upon Senior Securities............................   14

Item 4.       Submission of Matters to a Vote of Security Holders........   14

Item 5.       Other Information..........................................   14

Item 6.       Exhibits and Reports on Form 8-K...........................   14

              Signatures.................................................   17

                        PART I.  FINANCIAL INFORMATION
                                CONSILIUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands; unaudited)


                                                July 31, 1996      October 31, 1995
                                                -------------      ----------------
                                                                      (Restated)
ASSETS

Current assets:
  Cash and cash equivalents                         $ 9,465             $10,686
  Short term investments                                  0               1,478
  Accounts receivable, net                            9,017               7,578
  Other current assets                                  685               1,055
                                                    -------             -------

            Total current assets                     19,167              20,797

Property and equipment, net                           4,476               2,425
Software development costs, net                       4,368               5,121
Other assets                                          1,748                 325
                                                    -------             -------

            Total assets                            $29,759             $28,668
                                                    =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $ 4,442             $ 1,800
  Other current liabilities and
  accrued expenses                                    3,894               4,364
  Note payable                                        1,917                   0
  Deferred  revenue                                   4,429               5,621
                                                    -------             -------

            Total current liabilities                14,682              11,785

Deferred revenue                                      1,157               1,325
Deferred income taxes                                   158                 158
Accrued lease obligation                                  0                  17
                                                    -------             -------

            Total liabilities                        15,997              13,285
                                                    -------             -------


            Total stockholders' equity               13,762              15,383
                                                    -------             -------

            Total liabilities and
              stockholders' equity                  $29,759             $28,668
                                                    =======             =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data; unaudited)


                                                             Three months ended                  Nine months ended
                                                                  July 31,                            July 31,
                                                             1996          1995                  1996           1995
                                                          ----------    ----------            ----------     ----------
Revenues:

  Product                                                  $ 5,773        $4,598                $13,965       $12,047
  Services                                                   4,429         3,924                 12,312        11,747
  Development                                                  513           330                  1,376           788
                                                           -------        ------                -------       -------

    Total revenues                                          10,715         8,852                 27,653        24,582
                                                           -------        ------                -------       -------

Costs and expenses:

  Product                                                    1,720           661                  3,211         2,179
  Services                                                   1,715         1,267                  4,390         3,304
  Research and development                                   3,527         3,048                 10,241         7,960
  Selling and marketing                                      3,228         3,150                  9,245         8,549
  General and administrative                                   902           538                  2,851         2,131
                                                           -------        ------                -------       -------

    Total costs and expenses                                11,092         8,664                 29,938        24,123
                                                           =======        ======                =======       =======

Income (loss) from operations                                 (377)          188                 (2,285)          459

Interest, net                                                   51           156                    277           440
                                                           -------        ------                -------       -------

Income (loss) before income tax provision                     (326)          344                 (2,008)          899

Provision for income taxes                                     207           129                    579           420
                                                           -------        ------                -------       -------

Net income (loss)                                          $  (533)       $  215                $(2,587)      $   479
                                                           =======        ======                =======       =======

Net income (loss) per share                                $ (0.07)       $ 0.03                $ (0.33)      $  0.06
                                                           =======        ======                =======       =======

Shares used in per share
calculation:                                                 7,838         8,072                  7,773         7,807
                                                           =======        ======                =======       =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands; unaudited)

                                                                        Nine months ended
                                                                             July 31,
                                                                      1996              1995
                                                                   ----------        ----------
Cash flows from operating activities:
  Net income (loss)                                                 $(2,587)          $    479
                                                                    -------           --------
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Depreciation and amortization                                      2,345              2,504
   Provision for doubtful accounts                                      180                193
   Change in assets and liabilities:
    Accounts receivable, net                                         (1,619)            (2,211)
    Other assets                                                     (1,053)                11
    Accounts payable                                                  2,642                519
    Deferred revenue                                                 (1,360)              (111)
    Other liabilities and accrued expenses                             (487)              (648)
                                                                    -------           --------

     Total adjustments                                                  648                257
                                                                    -------           --------

      Net cash (used in) provided by
       operating activities                                          (1,939)               736
                                                                    -------           --------

Cash flows from investing activities:
  Capital expenditures                                               (2,973)            (1,058)
  Capitalized software development costs                               (670)            (1,038)
  Purchases of short-term investments                                     0            (64,215)
  Sales of short-term investments                                     1,478             67,715
                                                                    -------           --------

      Net cash (used in) provided by
       investing activities                                          (2,165)             1,404
                                                                    -------           --------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                966              1,402
  Issuance of notes payable                                           1,917                  0
  Principal payments on capital leases                                    0               (269)
                                                                    -------           --------
      Net cash provided by financing activities                       2,883              1,133
                                                                    -------           --------

  Net (decrease) increase in cash and cash equivalents               (1,221)             3,273
                                                                    -------           --------
Cash and cash equivalents at beginning of period                     10,686              8,682
                                                                    -------           --------
Cash and cash equivalents at end of period                          $ 9,465           $ 11,955
                                                                    =======           ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1996

1. These interim condensed consolidated financial statements are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position of Consilium, Inc. and Subsidiaries ("the Company") as of July 31, 1996 and October 31, 1995, including the results of operations for the three and nine months ended July 31, 1996 and 1995 and the statement of cash flows for the nine months ended July 31, 1996 and 1995. The results of operations for the three and nine months ended July 31, 1996 are not necessarily indicative of results of operations for any future period. Because all the disclosures required by generally accepted accounting principles are not included, these interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended October 31, 1995. The Company has restated the audited financial statements for the year ended October 31, 1995 and amended its Annual Report on Form 10-K for the year ended October 31, 1995. A comparison of certain amounts as previously reported and as restated is presented below.


     (In thousands, except per share amounts)

                                                Year ended October 31, 1995
                                                ---------------------------
                                                As Reported     As Restated
                                                -----------     -----------

     Total revenues                                 $33,857         $33,125
     Income before taxes                              1,150             664
     Provision for income taxes                         523             523
     Net income                                         627             141
     Income per share                                  0.08            0.02
     Shares used in per share calculations            7,912           7,912

     Working capital                                  9,498           9,012
     Total assets                                    29,437          28,668
     Long-term debt, less current portion                 0               0
     Stockholders' equity                            15,869          15,383

     The results of operations for the three and nine month periods ended July 31, 1995 were not affected by the restatement.

     The year-end condensed consolidated balance sheet data as of October 31, 1995, as restated, was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   Software Development Costs (in thousands):

                               Three months ended     Nine months ended
                                     July 31,              July 31,
                               ------------------     -----------------
                                1996        1995       1996       1995
                               ------      ------     ------     ------

     Capitalized software
     development costs          $180        $336      $  670     $1,038

     Amortization of
     capitalized software
     development costs          $482        $466      $1,423     $1,394


3. Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the dilutive effect of stock options as computed using the treasury stock method. Net loss per share is based upon the weighted average number of common shares outstanding during the period.

4. The income tax provision for the three months ended July 31, 1996 represents taxes on earnings of certain foreign subsidiaries, which are profitable, and taxes withheld on sales made in certain foreign jurisdictions. The Company has established a valuation allowance against its deferred tax asset and reviews this allowance on a periodic basis. At such time that the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized, the valuation allowance will be reduced.


5. In April 1996, the Company signed a four year $2.0 million promissory note, payable to a bank in equal monthly installments of approximately $41,667. This note is secured by certain assets of the Company. The promissory note bears interest at prime rate per annum (8.25% at July 31, 1996). The agreement requires the Company to maintain certain financial covenants, including minimum net worth and profitability requirements. At July 31, 1996, the Company was not in compliance with the covenants. Following the end of the quarter, the Company obtained a waiver from the bank for the default.

6. In a one paragraph letter dated May 6, 1996 and a follow up letter dated July 30, 1996, Honeywell Inc. ("Honeywell") informed the Company that, although it remains willing to resolve matters amicably, Honeywell believes it has claims against the Company for misrepresentation, breach of contract and fraud, and that Honeywell will be left with no alternative but litigation unless satisfactory progress is made toward resolution. The contract involved was entered into in April of 1993, and is a distribution and license agreement under which Honeywell paid the Company $4,000,000 as a non-refundable pre-paid license fee in the Company's 1993 fiscal year. The Company believes these assertions are utterly without merit and that the Company has performed in keeping with both the letter and spirit of its contract with Honeywell. The Company has informed Honeywell to that effect. At present, the Company is evaluating Honeywell's claims with counsel along with possible claims it may have against Honeywell. The Company hopes that the matter can, as the Honeywell letter suggests, be resolved amicably.

     In the ordinary course of business, other legal actions and claims pending have been filed against the Company. In the opinion of management, the ultimate liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.


7. In July 1996, Consilium Taiwan, Inc., a Delaware corporation and a wholly-owned subsidiary of Consilium, Inc., acquired the Taiwan operation of Systematic Designs International, Inc.("SDI"), a privately-held Washington corporation specializing in the development of factory automation products and systems integration services for the semiconductor industry. The Company purchased two existing semiconductor factory automation contracts, certain tangible and intangible assets and assumed certain liabilities of SDI. The price of the purchased assets consists of an initial payment of $1,305,000 to be paid in three installments, $435,000 to be paid on July 12,1996, $435,000 to be paid on August 1,1996, $435,000 to be paid on
     November 1,1996 and future performance-based payments equal to specified percentages of revenues recognized by Consilium, Inc. or Consilium Taiwan, Inc. from licenses within certain countries in Asia of software provided by SDI and from certain service-related revenue of Consilium Taiwan, Inc. (the "Includable Revenue") as set forth below for each of the two-twelve-month periods ending on July 8, 1997 and July 8, 1998:


                                             Percentage of Includable
     Amounts of Includable Revenue           Revenues for Such Period
     -----------------------------           ------------------------
     $0 - $2.0 million                                 17.5%
     Revenues over $2.0 - $4.5 million                 50.0%
     Revenues over $4.5 million                        35.0%

     Comparative Pro Forma information has not been presented because the Taiwan operations of SDI are not material to the Company's consolidated financial statements.

Item 2.     Management's Discussion and Analysis of Financial
            --------------------------------------------------
            Condition and Results of Operations
            -----------------------------------

Results of Operations
- ---------------------

Revenues.  Total revenues for the third quarter of fiscal 1996 increased 21% to
- --------
$10,715,000 compared with $8,852,000 in the third quarter of 1995. Revenues for the first nine months of fiscal 1996 increased 12% to $27,653,000, compared with $24,582,000 in the same period in 1995. The increase for the third quarter of fiscal 1996 primarily was due to higher product license revenues in the North American geographic region and higher overall services revenue. For the nine months ended July 31, 1996, overall revenue increased over the same period of the previous fiscal year primarily due to overall higher levels of product license, services and development revenue.

     The following table shows the proportion of the Company's total revenue from each of its three principal geographic regions:

                         Three months ended      Nine months ended
                               July 31,               July 31,
                          1996        1995        1996       1995
                          ----        ----        ----       ----
     North America         61%         73%         57%        66%
     Europe                18%         13%         17%        18%
     Asia/Pacific          21%         14%         26%        16%

     Product license revenues for the three months ended July 31, 1996 increased 26% over the same period of the previous year. Product license revenue for the nine months ended July 31, 1996 increased 16% over the same period of the previous year. The 1996 third fiscal quarter increase was primarily due to higher product license revenue from both the Company's WorkStream DFS(TM) and FlowStream product lines.

     During the quarter ended July 31, 1996, the Company received one significant order for FlowStream product from an existing customer totaling approximately $2,100,000, of which $2,000,000, or 19% of total revenues, was recognized as product revenue in the third quarter. The Company's product license revenue historically has been concentrated in a relatively small number of customers and its products have a high average selling price. (See "Potential Fluctuations in Quarterly Results.")

     Product license revenue attributable to products in the Company's WorkStream DFS product line increased 16% to $3,592,000 during the three months ended July 31, 1996 as compared with $3,088,000 in the previous year quarter. The year-over-year increase was due to continued demand in the semiconductor industry for the Company's WorkStream(R) and WorkStream Open(TM) products, especially in Asia, as well as commercial availability of the Company's new WorkStream DFS application servers. For the nine months ended July 31, 1996, product license revenue from the WorkStream product line increased 27% to $11,540,000 as compared with $9,064,000 in the previous year due to increased demand in WorkStream products and related third party products.

     Product license revenues attributable to FlowStream increased 44% to $2,181,000 during the three months ended July 31, 1996 as compared with $1,510,000 in the previous year's quarter. The increase was primarily due to the receipt of one significant sales order from an existing customer during the quarter ended July 31, 1996. For the nine months ended July 31, 1996, product license revenue from the Flowstream product line decreased 19% to $2,424,000 as compared with $2,983,000 in the previous year. The decrease was primarily due to the timing of receipt of orders from quarter to quarter. (See "Potential Fluctuations in Quarterly Results")

     Services revenues for the three months ended July 31, 1996 increased 13% to $4,429,000, compared with $3,924,000 for the same period of fiscal 1995. For the nine months ended July 31, 1996, services revenue increased 5% to $12,312,000, compared with $11,747,000 for the same period of the previous fiscal year. Services revenues are derived primarily from custom programming services, resident and application consulting services, customer training, and annual software maintenance fees. The increase in services revenues for the three months ended July 31, 1996 primarily was due to higher maintenance levels from the Company's WorkStream DFS product lines. Services revenues normally are subject to fluctuation primarily due to the timing of new contracts and the completion of existing projects.

     Development revenues for the three months ended July 31, 1996 increased 55% to $513,000, compared with $330,000 for the same period of fiscal 1995. For the nine months ended July 31, 1996, development revenues increased 75% from the same period in the previous fiscal year. The increase in development revenues primarily was due to continued development efforts on funded development projects for the current fiscal year. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with participating third parties having the right to license and use the software, often sooner than otherwise would have occurred. The results of these development contracts and porting projects are expected to become standard products upon completion of the work. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into, the duration of these contracts and the state of completion of such projects.

     Costs and Expenses.  Cost of product revenue for the three months ended
     ------------------
July 31, 1996 increased 160% to 1,720,000, compared with $661,000 for the same period of the previous fiscal year. For the nine months ended July 31, 1996, cost of product revenue increased 47% from the same period in the previous fiscal year. The absolute dollar increase in cost of product revenue for the three month period ended July 31, 1996 primarily was due to a large order received for third party product which generated a high product cost. For the nine months ended July 31, 1996, the absolute dollar increase in cost of product revenue was due to the large order for the current period and increased product license sales. Cost of product revenue includes amortization of capitalized software development costs, royalties, distributor commissions, and purchased software which is resold to the end customer, typically along with the Company's proprietary software. Depending on the mix of sales of proprietary software, third party licenses and sales made through distributors in a given period, the associated costs of product revenue can vary significantly. Product costs as a percentage of product revenue for the three and nine months ended July 31, 1996 were 30% and 23%, respectively, compared with 14% and 18% for the same periods of fiscal 1995. The increase in cost of product revenue for the three and nine months ended July 31, 1996 as a percentage of product revenue was due to higher purchased software costs as compared to the same period of the previous fiscal year.

     Cost of services revenue represented 39% and 36% of total services revenues for the three and nine months ended July 31, 1996, compared with 32% and 28% for the same periods of fiscal 1995. Services costs include expenses for the customer response center, resident and application consulting services, customer services, and training groups within the Company. Cost of services revenue increased 35% to $1,715,000 for the three month period ended July 31, 1996 compared with $1,267,000 for the same period of the previous fiscal year. The increase in the percentage and in absolute dollars of cost of services revenues resulted from the hiring of additional services personnel, both permanent and sub-contracted, to enhance the Company's ability to meet customer requirements for maintenance, support and consulting services.

     Research and Development Expenses.   Research and development expenses
     ---------------------------------
represented 33% and 37% of total revenues for the three and nine month periods ended July 31, 1996 compared with 34% and 32% for the same periods of the previous fiscal year. These expenses increased to $3,527,000 in the third fiscal quarter compared with $3,048,000 in the same quarter of the previous fiscal year. The increase in the percentage and absolute dollar amount of research and development expenses in the recent three month period compared with the same quarter last year was due to a higher level of overall research and development activity in the recent quarter compared with the levels in the third quarter in fiscal 1995. Included in research and development expenses are costs associated with the development of new products, costs of enhancing and maintaining existing products, as well as costs of porting and funded-development projects.

     Software development expenditures of $180,000 and $336,000 were capitalized under Statement of Financial Accounting Standards No. 86 for the three months ended July 31, 1996 and 1995, respectively. The amounts represented approximately 5% and 11% of total research and development expenditures during such periods. The percentage decrease was due to a decline in the absolute dollar amount of software costs capitalized during these periods coupled with a higher level of overall research and development expenditures. In accordance with Statement 86, the amount of research and development expenditures capitalized in a given time period depends upon the amount of development work performed subsequent to the establishment of technological feasibility.

     Selling and Marketing Expenses.  Selling and marketing expenses
     ------------------------------
represented 30% and 33% of total revenues for the three and nine months ended July 31, 1996, respectively, as compared with 36% and 35% for the same periods of fiscal 1995. Selling and marketing expenses increased to $3,228,000 for the three months ended July 31, 1996 compared with $3,150,000 for the same period of the previous fiscal year. The third quarter increase in absolute dollars in selling and marketing expenses primarily was due to an increase in the permanent headcount, related travel expenses and commission expenses as a result of the increase in sales. The proportional decrease in sales and marketing expense as a percentage of total revenues was due to higher level of sales activities, offset by relatively slight increase in selling and marketing expenses for the third quarter of fiscal 1996 compared with the same period of the previous fiscal year.

     General and Administrative Expenses.  General and administrative expenses
     -----------------------------------
represented 8% and 10% of total revenues for the three and nine months ended July 31, 1996, respectively, as compared with 6% and 9% for the same periods of fiscal 1995. General and administrative costs include the costs of the finance, accounting, purchasing and administrative operations of the Company. General and administrative expenses increased to $902,000 for the three months ended July 31, 1996 compared with $538,000 for the same period of the previous fiscal year. The third quarter increase in absolute dollars primarily was due to an increase in headcount over the same period of the previous fiscal year, an increase in legal and accounting related expenses primarily related to the restatement of fiscal 1995 10-K and the SDI acquisition.

     Interest Income and Expense.  For the three and nine months ended July 31,
     ---------------------------
1996, interest income was $93,000 and $319,000, compared with interest income of $158,000 and $449,000 for the same periods of the previous fiscal year. Lower invested cash balances and slightly lower interest rate levels accounted for the decrease. Interest expense for the quarter ended July 31, 1996 was $42,000, compared with $2,000 for the previous year quarter. The increase in interest expense was primarily due to interest on the $2.0 million promissory note during the third quarter in the current fiscal year.

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

     Net Loss/Income.  The Company generated a net loss of $553,000, or $.07 per
     ---------------
share, in the quarter ended July 31, 1996, compared with net income of $215,000, or $.03 per share, in the same period of the prior year. For the nine months ended July 31, 1996, the net loss was $2,587,000 or $.33 per share, as compared with net income of $479,000, or $.06 per share, in the same period last year. The current quarter and nine month period net loss was the result of significant increases in expenses compared with the same period of the previous year which was partially offset by higher revenues for the same period.

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

     Liquidity and Capital Resources.  As of July 31, 1996, the Company had
     -------------------------------
$9,465,000 in cash and cash equivalents and short term investments, as compared with $10,686,000 at October 31, 1995. The Company utilized $1,939,000 for operating activities in the nine months ended July 31, 1996 compared with $736,000 provided by operating activities in the same period of the previous fiscal year. Net cash used by operating activities for the nine months ended July 31, 1996 primarily resulted from the net loss for the period compared with net income for the same period of the previous year in fiscal 1995, a decrease in accounts receivable and deferred revenue and cash used for the asset purchase of the Taiwan operation of Systematic Designs International, Inc. (See footnote 7 for further detail), partially offset by an increase in other assets and accounts payable.

     Cash utilized by investing activities was $2,165,000 during the nine month period ended July 31, 1996 which represented capital expenditures of $2,973,000 primarily related to the Company's move into its new corporate headquarters, offset by $1,478,000 cash received from sales of short term investments. For the same period, cash provided by financing activities was $2,883,000 primarily related to cash received from a $2,000,000 promissory note.

     The Company's promissory note requires the maintenance of certain financial covenants, including minimum net worth and profitability requirements. At July 31, 1996, the Company was not in compliance with the covenants. Following the end of the quarter, the Company obtained a waiver from the bank for the default.

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

  10.13 Letter Agreement, dated September 28, 1994, with respect to the employment of Richard Van Hoesen. /6,7/

  10.14 Letter Agreement, dated July 12, 1996 , with respect to the resignation of Thomas Tomasetti. /6/

  10.15 Letter Agreement dated June 3, 1996, with respect to the employment of Larry Hootnick. /6/

  11.1 Statement re Computation of Net Income (Loss) per Share (Three months ended July 31, 1996).

  11.2 Statement re Computation of Net Income (Loss) per Share (Nine months ended July 31, 1996).

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

    /7/ Incorporated by reference from exhibits of the same number to Registrant's Annual Report on Form 10-K for the Year ended October 31, 1995.

   (b)   Reports on Form 8-K

               Report dated July 11, 1996 on Acquisition of Systematic Designs International Inc.

               Report dated July 12, 1996 on Resignation of Coopers & Lybrand LLP as the Company's independent accountant.

               Report dated August 2, 1996 on engaging Arthur Andersen LLP as the Company's independent accountant.

                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the chief accounting officer of the registrant.


                                              CONSILIUM, INC.
                                        -------------------------
                                               (Registrant)



Date    September 13, 1996              by:   /s/ Clifton Wong
     ------------------------              ----------------------
                                           Clifton Wong
                                           Vice President, Finance and
                                           Chief Financial Officer