Form 10-K
period 1996-10-31
CONSILIUM INC
filed 1997-01-29
CIK 795090

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1996 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Act of 1934

COMMISSION FILE NO. 0-17754

                                CONSILIUM, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                          94-2523965
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

             485 CLYDE AVENUE, MOUNTAIN VIEW, CA            94043
           (Address of principal executive office)        (Zip Code)

      Registrant's telephone number, including area code:  (415) 691-6100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         Name of each exchange
                  Title of each class     on which registered
                  -------------------     -------------------
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

                        Yes       [X]          No    [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 27, 1997 as reported on the NASDAQ National Market System, was approximately $24,604,431. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 27, 1997 Registrant had 7,928,051 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting to be held on March 11, 1997 are incorporated by reference into Part III.

                                CONSILIUM, INC.
                          1996 FORM 10-K ANNUAL REPORT

                               Table of Contents

                                     PART I

                                                                   Page No.
                                                                   -------

Item 1.      Business                                               1

Item 2.      Properties                                            18

Item 3.      Legal Proceedings                                     19

Item 4.      Submission of Matters to a Vote of Security Holders   19


                                    PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters                                   20

Item 6.      Selected Financial Data                               21

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   21

Item 8.      Financial Statements and Supplementary Data           28

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                   44

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant    46

Item 11.     Executive Compensation                                46

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management                                            46

Item 13.     Certain Relationships and Related Transactions        46

                                    PART IV

Item 14.     Exhibits, Financial Statements, Schedules, and
             Reports on Form 8-K                                   47

             Signatures                                            51

                                    PART I


ITEM 1.     BUSINESS
            --------


   Consilium, FlowStream and WorkStream are registered trademarks, and
----------------------------------------------------------------------
WorkStream DFS and WorkStream Open are trademarks of Consilium, Inc.  All other
-------------------------------------------------------------------------------
brand or product names are trademarks or registered trademarks of their
-----------------------------------------------------------------------
respective holders.
------------------

   Consilium is the leading independent supplier of enterprise-wide, integrated manufacturing execution systems (MES) software and services, based on its revenues and installed base. MES software tracks the five essential elements of the manufacturing plant floor -- materials, equipment, personnel, specifications/work instructions and facility conditions -- in real time and correlates the data for true visibility and control of manufacturing operations. This access to comprehensive, up-to-date information about the production process enables manufacturers to identify and implement manufacturing Best Practices in the areas of cost, quality, service, compliance and speed. Such continuous improvement in the area of production thus enables companies to use their manufacturing operations for competitive advantage, and to optimize performance of the business as a whole.

   The Company develops, markets and sells two distinct software product lines, aimed at different manufacturing industries. The Company's WorkStream DFS/(TM)/ (Distributed Factory System) product line is targeted at manufacturers who produce their products in discrete lots or batches, particularly those in the semiconductor and electronics industries. The Company's FlowStream(R) product line is targeted at regulated or complex industries that employ batch process manufacturing such as pharmaceuticals, medical devices and specialty chemicals. A comprehensive range of services complement these products, including systems integration, pre- and post-implementation consulting, a Customer Response Center and product training .

   Through its direct sales force, the Company markets its WorkStream DFS and FlowStream product lines in North America, Europe and Asia.. The Company also markets its products through distributors in Japan, Israel, Italy, and Taiwan. To date, software from the Company's WorkStream DFS product line has been purchased by more than 100 companies for 250 sites in 20 countries, and the Company's FlowStream product has been purchased by 18 companies for more than 30 sites in 8 countries.

   The Company was incorporated in California in October 1978 to provide consulting services and released its first standard software product in fiscal 1983. The Company reincorporated in the state of Delaware in March 1991. Unless the context otherwise requires, "Consilium" and the "Company" refer to Consilium, Inc. and its subsidiaries. The Company's executive offices are located at 485 Clyde Avenue, Mountain View, California 94043. Its telephone number is (415) 691-6100 and its facsimile number is (415) 691-6130. The Company's address on the Worldwide Web is http:/www.consilium.com.

Strategy
--------

   In mid-fiscal 1996, Consilium reorganized its sales and services organization into two separate groups, in order to better focus on and measure its core business areas. The resulting organizations are the Semiconductor and Electronics Business Group and the Healthcare Products and Process Industries Business Group. The Company's two product lines correspond to its core business areas as follows: the WorkStream DFS product line is targeted at the semiconductor and electronics industries, and the FlowStream product line is targeted at the healthcare products (pharmaceuticals, medical devices and biotechnology), chemical and other process industries.

   To expand its potential for revenue growth, in fiscal 1996 Consilium initiated a strategy to offer more comprehensive manufacturing system solutions in the areas of manufacturing automation and total supply chain management.

   In the second half of fiscal 1996, Consilium expanded its services offerings to include systems integration for the automation of semiconductor fabrication facilities. The automation of systems and equipment within semiconductor fabrication facilities is increasing, as manufacturers refine their processes to improve capital equipment utilization and product quality and lower costs. As part of its systems integration business, the Company will integrate third-party automation software with its own proprietary software to offer a more comprehensive, pre-integrated solution. This will require the Company to resell or acquire such third-party software applications. In addition, the Company will utilize both internal and external resources to provide systems integration services. In July 1996, the Company acquired the Taiwan operations of Systematic Designs International, Inc. (SDI), a systems integrator for the semiconductor industry. (See Note 2 of Notes to Consolidated Financial Statements.) The Company is also utilizing Fuji Research Institute, a Japanese systems integration firm, to provide both automation software and systems integration services.

   In early fiscal 1996, Consilium announced its intent to create a total supply chain management solution for the semiconductor industry. Total supply chain management is an initiative adopted by manufactures in multiple industries to improve the access to and flow of information between receipt of a customer
order and delivery of products.   The first phase of the Company's two-phase
supply chain management solution was completed in 1996, with the integration of the Company's WorkStream DFS software with Oracle Corporation's order processing, financial and enterprise resource planning (ERP) systems. Together, these systems can provide a comprehensive view of product availability from sales order through manufacturing. Such a view enables semiconductor manufacturers to better meet their customers' requirements for specific product orders in committed time frames.

   In January 1997, the Company announced a strategic agreement with Paragon Management Systems, Inc., an advanced planning and scheduling company, to jointly integrate the companies' respective products. Consilium will also resell Paragon's product line. Once completed, the integration of the Company's WorkStream DFS software with Paragon's advanced planning and scheduling software will complete the second phase of the Company's solution for total supply chain management. The addition of Paragon's software to the Company's total supply chain management offering will complete the link between real-time status information of manufacturing capacity, product commitments and inventory status with corporate systems such as order processing, sales management and financial applications.

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

   Distributed control systems direct the operation of process equipment, numerically controlled machines, robots, material transports, vessels, specialty equipment, sensors, and measurement and inspection devices used in manufacturing. Such devices are often grouped in self-contained "work cells." Control systems regulate the operations of equipment and monitor and control process parameters.

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

   Manufacturing execution systems are specifically designed to manage production operations on the plant floor. Some industries, such as semiconductors, have long seen the benefit of using MES software and are considered to have fully accepted MES as a critical tool for manufacturing. Companies in other industries, such as pharmaceuticals, are not as familiar with the benefits of MES, and are therefore slower to adopt what is to them a still unproven concept. Across many industries, there is a growing need for tools that can help improve manufacturing performance, as cost, quality, customer service and regulatory pressures on manufacturers increase.



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

   Manufacturers track and control each step of their operations based on requirements of regulatory compliance, quality control assurance, and cost reduction goals. Manufacturers with production processes that are hard to consistently replicate must be able to ascertain the precise conditions under which each product was manufactured in order to identify and correct process variability or other causes of defects. Other manufacturers must be able to trace both subassemblies or intermediate products and finished goods due to product liability concerns or potential product recall, warranty or service obligations. In addition, certain manufacturers must certify that their products have been processed in accordance with regulatory or customer specifications, or other standards. Manufacturers faced with these challenges must be able to follow raw materials through each processing stage ("traceability") and recreate the history of work-in-process from any processing stage ("genealogy"). The collection of such data serves not only to answer questions about a particular product or process after the fact, but acts also as a powerful tool to improve manufacturing performance in real time during the production process.

   A manufacturing execution system such as the Company's WorkStream DFS product line provides the tools which discrete, lot-based manufacturers need to execute their manufacturing plan and collect the data which will enable them to analyze and control production. Typical discrete, lot-based industries include semiconductor; disk drive; and assembly operations in the commercial aircraft, aerospace and defense industries. Such industries benefit from MES for different reasons. For semiconductor companies, the visibility and control provided by MES can enable various measurements of efficiency, such as capital equipment utilization and quality. For aerospace manufacturers, assurance of regulatory compliance is key, and MES provides both control mechanisms and reporting capabilities to address this. Indirect labor usage is also a critical measurement for the aerospace and defense industries, and MES provides the tools to both account for and reduce indirect labor usage.

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

    Today, many pharmaceutical plants use paper-based systems for record keeping. Overhead and indirect labor costs associated with the compilation and maintenance of these records is a large and increasing expense. Therefore, an electronic system which automates the data collection process and incorporates proactive features to prevent deviations from the standard procedures - such as an MES - can demonstrate value and produce a return on investment in a very short time.

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


Products
--------

   The Company develops, markets and sells two distinct software product lines, aimed at different manufacturing industries. The Company's WorkStream DFS (Distributed Factory System) product line is targeted at manufacturers who produce their products in discrete lots or batches, particularly those in the semiconductor and electronics industries. The Company's FlowStream product line is targeted at regulated or complex industries that employ batch process manufacturing such as pharmaceuticals, medical devices and specialty chemicals. Both the WorkStream DFS and FlowStream product lines monitor and control the five essential elements of manufacturing -- materials, equipment, personnel, specifications/work instructions, and facilities-- in real time and correlates the data for true visibility and control of manufacturing operations. This access to comprehensive, up-to-date information about the production process enables manufacturers to identify and implement manufacturing Best Practices in the areas of cost, quality, service, compliance and speed. Such continuous improvement in the area of production thus enables companies to use their manufacturing operations for competitive advantage, and to optimize performance of the business as a whole.

   In fiscal 1996, the average selling price for a new installation of the Company's WorkStream DFS product line was $411,000. Sales of the Company's FlowStream product vary based on whether the sale is for an initial or follow-on installation. The average sales price for FlowStream in 1996 was $114,000 for an initial "pilot" installation, and $224,000 for a typical follow-on installation.


WorkStream DFS Product Line
---------------------------

WorkStream DFS
--------------

   The Company's WorkStream DFS product line includes WorkStream(R) and WorkStream Open/(TM)/, as well as a set of application servers and a connecting "message bus," or network which, when used with either WorkStream or WorkStream Open, form a WorkStream DFS system. Within WorkStream DFS, there are available more than 20 integrated software modules sharing a common database and graphical user interface, grouped into four benefits or solutions areas: tracking; quality and engineering management; planning; and process automation. The application servers provide capabilities primarily in the areas of automation and quality.

   WorkStream DFS monitors and controls discrete manufacturing operations, where product lots or batches are kept intact throughout the production process. WorkStream DFS also provides tools to enhance productivity in indirect labor functions such as quality control, production planning and facilities maintenance. Discrete manufacturers most commonly use WorkStream DFS systems to:

      .   reduce cycle times and meet just-in-time deliveries
      .   lower indirect labor costs
      .   reduce scrap and rework; increase yield
      .   increase utilization of capital equipment
      .   improve quality
      .   reduce regulatory compliance costs
      . shorten response times to equipment breakdowns and other manufacturing problems

   The WorkStream DFS system's modular design allows customers to license only those functions necessary for their current business needs and to add functions as their requirements evolve.

   The WorkStream application was initially developed to run on Digital Equipment Corporation's line of VAX(R) computers, using Digital's proprietary VMS operating system with Oracle Corporation's CODASYL DBMS database. In 1992, WorkStream was ported to Hewlett-Packard Company's HP 9000 computers running under the HP-UX UNIX operating system and the Informix relational database. The new product was named WorkStream Open. The development of WorkStream Open incorporated several technologies, including client/server architecture, X-windows terminal access, Motif user interface standard, SQL database and POSIX compliance. In early fiscal 1997, the Company announced the port of WorkStream to Digital's Alpha platform running the Open VMS operating system, providing a migration path for VAX users to Digital's newer technology platform.

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

   The WorkStream DFS servers introduced in 1995 are object-oriented applications and run in a UNIX-based environment. They are designed to operate in a distributed software environment, use the Informix relational database and connect to a message bus, using standard communication protocols to talk to either WorkStream or WorkStream Open. WorkStream DFS servers are currently available to run on Hewlett-Packard's HP 9000 line of computers with the HP-UX operating system.

   In 1995, the Company introduced a next-generation distributed technology framework for its WorkStream DFS product line, as well as three new application servers. The distributed technology framework is based on a software message bus, which connects applications, software systems and manufacturing equipment on a network. The WorkStream DFS application servers include a quality server for on-line quality analysis and statistical quality control, a recipe management server for centralized context-sensitive recipe management, and a station controller for automation implementation. The next-generation additions to the WorkStream DFS system extend the capabilities of the current WorkStream and WorkStream Open products into a distributed, client/server environment. The distributed nature of the WorkStream DFS system allows users to add new functional modules or servers to their existing systems built around either WorkStream or WorkStream Open, and to more easily integrate software applications from other sources, as additional servers on the network. The overall system is designed to utilize computer resources more efficiently and operate more effectively as a result.

   In early fiscal 1996, Consilium announced its intent to create a total supply chain management solution for the semiconductor industry. Total supply chain management is an initiative adopted by manufactures in multiple industries to improve the access to and flow of information between receipt of a customer
order and delivery of products.   The first phase of the Company's two-phase
supply chain management solution was completed in 1996, with the integration of the Company's WorkStream DFS software with Oracle Corporation's order processing, financial and enterprise resource planning (ERP) systems. Together, these systems can provide a comprehensive view of product availability from sales order through manufacturing. Such a view enables semiconductor manufacturers to better meet their customers' requirements for specific product orders in committed time frames.

   In January 1997, the Company announced a strategic agreement with Paragon Management Systems, Inc., an advanced planning and scheduling company, to jointly integrate the companies' respective products. Consilium will also resell Paragon's product line. Once completed, the integration of the Company's WorkStream DFS software with Paragon's advanced planning and scheduling software will complete the second phase of the Company's solution for total supply chain management. The addition of Paragon's software to the Company's total supply chain management offering will complete the link between real-time status information of manufacturing capacity, product commitments and inventory status with corporate systems such as order processing, sales management and financial applications.

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

 Quality Management      . Collects quality, test, and environmental data
                           correlated by material, equipment, and operator.
                         . Provides Statistical Quality Control.
                         . Analyzes and charts collected process data and
                           flags anomalous data.
                         . Displays job specifications in both text and
                           graphics at appropriate times and locations.

 Planning and Scheduling . Rule-based dispatching.
                         . Finite capacity constraints.
                         . Work scheduling.
                         . Intracompany planning.

 Process Automation      . Interfaces to process equipment
                         . Integrates with station controllers
                         . Interfaces to material handling systems




FlowStream Product Line
-----------------------

FlowStream
----------

   In early fiscal 1992, the Company introduced and sold the first copy of a second software product line, called FlowStream, aimed at batch process manufacturers in highly regulated and/or complex industries. FlowStream is targeted primarily at the healthcare products (pharmaceutical, medical device and biotechnology) and chemical industries. In a batch process manufacturing environment, product from the same batch may be spread across several operations at once, thus requiring that different tracking methods be used than those employed in a discrete lot-based environment. FlowStream was built specifically to address the unique requirements of batch process manufacturers, and supports several critical functions including production, engineering, research and development, regulatory compliance and reporting, and quality control. FlowStream addresses six benefits or solutions areas: batch operations tracking and control; inventory or materials management; quality management; document management; planning and scheduling; and costing. FlowStream tracks work-in-process activity by work order down through each operation or step, whether automated or manual.

   Benefits of FlowStream in the batch process industries include:

    . electronic batch records for regulatory compliance assurance . operational control for regulatory compliance assurance
    .  improved efficiency of data collection
    .  reduced cost of documentation associated with compliance
    .  decreased cycle times
    .  decreased time to market
    .  lowered indirect labor costs
    . shortened response times to equipment breakdowns and other manufacturing problems

   FlowStream software is written in the C++ language, emphasizing an object-oriented design, and runs on the Rdb and Oracle relational databases. FlowStream runs on Digital and HP workstations, and features a graphical user interface geared to the needs of specific users, from planners and engineers to operators. FlowStream is based upon industry-standard technologies, including X-windows, C++ object-oriented programming, an SQL relational database, and TCP/IP communications, which facilitate ease-of-use of the software and the transfer of data between FlowStream software and other programs used in the manufacturing environment. FlowStream is a distributed application that allows users to access and share real-time information. FlowStream takes advantage of certain industry-standard interfaces. Interfacing tools within FlowStream allow integration with other manufacturing applications such as enterprise resource planning laboratory information management systems (LIMS) and automation controllers.

The following table summarizes the primary functionality of FlowStream:

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

Quality Management           .  Collects quality, test, and environmental data
                                correlated by material, equipment, and operator.
                             .  Provides Statistical Quality Control.
                             .  Analyzes and charts collected process data and
                                flags anomalous data.
                             .  Displays job specifications in both text and
                                graphics at appropriate times and locations.

Document Management          .  Documentation and configuration management.

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


Markets and Customers
---------------------

   Software in the WorkStream DFS product line was first used primarily by semiconductor manufacturers whose products were sold directly into the open market and by electronics systems companies which used the software primarily to produce semiconductors for use in their own products. Systems from the WorkStream DFS product line have now also been installed by many commercial aircraft, aerospace and defense, and electronics manufacturers for a range of diverse applications, including electronics assembly; sheet metal fabrication; disk drive assembly; silicon wafer fabrication; and radar and navigation systems manufacture and assembly. Current target industries include manufacturers of semiconductors and complex electronics such as disk drives and flat panel displays in both the Company's installed base and new accounts.

   FlowStream software is currently targeted at research and development and manufacturing operations in the healthcare products (pharmaceutical, medical device and biotechnology) and specialty chemical (e.g. fibers, paints, resins, plastics and film) industries.

   In fiscal 1996, the Company's ten largest customers accounted for approximately 42% of revenue. However, no customer accounted for 10% or more of total revenue.


Sales
-----

   Consilium markets it WorkStream DFS and FlowStream product lines in North America, Europe and Asia/Pacific Rim through its direct sales force. The Company's 16 sales offices also provide local customer support. In addition to its headquarters in Mountain View, California, the Company has North American sales offices in: Atlanta, Georgia; Bedminster, New Jersey; Chicago, Illinois; Dallas, Texas; Irvine, California; Manchester, Massachusetts and Nashua, New Hampshire. European offices are located in: Munich, Germany; Newbury, Berkshire, United Kingdom; and Rueil Malmaison, France. Offices in Asia and the Pacific Rim are located in: Hsinchu City, Taiwan; Seoul, Korea; Singapore and Tokyo, Japan.

   The Company's direct sales force and support staff are organized into two business groups: the Semiconductor and Electronics Group and the Healthcare Products and Process Industries Group. As of October 31, 1996, the sales and marketing organizations consisted of 61 employees.

   The Company also markets and supports its products through other distribution channels in Israel, Italy, Japan, and Taiwan. The Company's foreign distributors either sublicense the Company's products directly to end users after acquiring copies from the Company at a discount from list price, or act as agents and receive a commission for initiating a license agreement between the Company and the end user. Since the Company's foreign distributors are not employees of the Company and are not required to offer the Company's products exclusively, there can be no assurance that they will continue to market the Company's products. Also, despite the Company's substantial dependence in the international market upon the marketing, sales and customer support of its foreign distributors, the Company currently has limited control over such distributors.

   Revenues from foreign customers represented 45% of total revenues in fiscal 1996, 34% of total revenues in fiscal 1995 and 31% of total revenues in fiscal 1994. (See Note 8 of Notes to Consolidated Financial Statements.) The majority of the Company's revenues are denominated in U.S. dollars. Some foreign sales revenues are denominated in foreign currencies and are subject to currency fluctuations during the time between revenue recognition and receipt of funds. To date, the Company has not hedged against such foreign currency fluctuations.

   Risks inherent in the Company's international sales may include longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the summer months, and tariffs and other trade barriers. In addition, the Company may be unaware of the nature and scope of the representations made to customers by its distributors.

   Since the Company ships its standard products upon receipt of customer orders, it generally has no material product backlog.

   As a Digital Cooperative Marketing Partner, Hewlett-Packard Independent Software Vendor participant, and Oracle Corporation Cooperative Application Initiative partner, the

Company participates in a variety of cooperative marketing programs including joint appearances at tradeshows, joint brochures, joint sales seminars and joint sales calls.

          The sales cycle for a new installation of a WorkStream DFS system typically ranges from nine to fifteen months from the initial identification of a qualified potential user to the installation of the software. Based on the Company's experience to date, the sales cycle for a pilot installation of FlowStream typically ranges from six to fifteen months. Sales cycles for full roll-out of FlowStream into additional installations can be significantly longer, due to the early stage of market acceptance for MES products in general and for FlowStream. Sales cycles for either product can be extended due to the nature of the decision-making process for purchasing MES solutions, which generally involves many individuals from many departments within a manufacturing company. In addition, marketing a new product such as FlowStream into new industries, such as pharmaceuticals and chemicals, contributes to uncertainty about the timing of future sales order closures.

   Implementation of a WorkStream DFS system, including customer training, typically takes between four and six months. Implementation of a FlowStream pilot installation typically takes between six and twelve months to complete and may take longer, depending on the size, scope and complexity of the project. In regulated industries, validation of the use of the software for the customer's manufacturing processes typically accounts for 40% of the total implementation time. Implementation of follow-on FlowStream sites typically take less time to complete than initial pilots, as much of the work involved can be reused from the pilot site. Follow-on orders for additional modules, servers, and/or sites typically are not received until successful implementation and validation at the initial site.


Product Development
-------------------

   Consilium has invested significant development resources to create, enhance and extend the functionality of its WorkStream DFS and FlowStream software product lines. Research and development expenses were 33%, 31% and 31% of total revenues in fiscal 1996, 1995 and 1994, respectively.

   The Company expects to continue to incur development expenses to maintain and augment its current products in fiscal 1997. Development plans include the creation of additional WorkStream DFS servers, the extension of availability of its WorkStream and WorkStream Open software to additional platforms and operating environments, and the enhancement of functionality of its FlowStream product for the batch process industries.

   The Company capitalizes and amortizes eligible computer software development costs in accordance with Statement of Financial Accounting Standards No. 86 (see
Note 1 of Notes to Consolidated Financial Statements). For the fiscal years 1996, 1995 and 1994, the Company capitalized $886,000, $1,460,000 and
$1,662,000, respectively, which represented approximately 7%, 12% and 16% of total spending on research and development in such periods. For the fiscal years 1996, 1995 and 1994, the Company amortized $1,725,000, $1,863,000 and
$1,809,000, respectively.

Services and Support
--------------------

   The Company offers product support to its customers through comprehensive maintenance agreements. The majority of the Company's customers purchase and renew product support pursuant to the Company's standard maintenance agreement. Maintenance, which consists of product enhancements and technical support, may
be purchased 30 days after the product order is delivered.   Once purchased,
maintenance support is automatically renewable annually. Annual maintenance fees are generally 15% of the list price of the modules or servers being maintained. Product support services are provided worldwide by a combination of local office technical support staff and the Company's Customer Response Center.

   The Company offers a variety of training and consulting services through its Professional Services organization. Training classes are regularly scheduled at regional centers or customer locations. Consulting services cover pre-selling analysis, installation, project management, customization and application integration. These services are offered as consulting products with defined deliverables in order to facilitate the customers' planning and budgeting. Time-and-material-based services are also offered to augment the Company's consulting products and to meet specialized requirements.

   In the second half of fiscal 1996, Consilium expanded its services offerings to include systems integration for the automation of semiconductor fabrication facilities. In order to provide systems integration services in Taiwan, in July 1996, the Company acquired the Taiwan operations of Systematic Designs International, Inc. (SDI), a systems integrator for the semiconductor industry. (See Note 2 of Notes to Consolidated Financial Statements.) Including the increase in headcount from the acquisition, the Company had 32 employees in its Consilium Taiwan office as of October 31, 1996. The Company is also utilizing Fuji Research Institute, a Japanese systems integration firm, to provide both automation software and systems integration services in other areas of Asia and the Pacific Rim.

   The Company is increasing its allocation of resources to its Professional Services organization because it believes that this function is key to satisfying its customers' requirements for implementation and consulting assistance. Satisfying its customers' requirements is, in turn, critical for maintaining a positive image in the marketplace as a successful provider of MES solutions.

   To complement its own products and services offerings, the Company believes that the ability to identify and work with qualified systems integration firms which integrate various manufacturing and other systems together is an important component to its success. In fiscal 1996, the Company announced a certification program to train and certify systems integration firms to integrate the Company's WorkStream DFS and FlowStream product lines in customer implementations.


Competition
-----------

   The Company believes that the primary competitive factors in the market for MES software are size of installed base and product functionality, and that additional factors include price/performance for its WorkStream DFS product line, ease of use, hardware and software platform, vendor reputation, and financial stability. The Company believes that its products currently compete favorably with other systems on the primary factors listed above, although it may be at a competitive disadvantage against companies with greater financial, marketing, services and support, and technological resources than the Company. The Company also believes that the relative importance of these competitive factors may change over time.

   The Company continues to experience competition primarily from the management information systems departments of its largest potential customers, which have the capability to develop software internally. The Company believes that acquisition of MES products will increasingly shift to external vendors as packages, services and expertise become more widely available from third parties. The Company continues to experience direct competition primarily in the semiconductor and pharmaceutical industries from various competitors, including Andersen Consulting, Base-10, FASTech, ICC, Incode, International Business Machines, Promis, and SAP.

   The Company anticipates increased competition from other manufacturing execution system companies. In addition, ERP system vendors are beginning to compete with the Company. The first such offering was released by SAP in mid-1995. The Company believes that the development effort required for producing an MES comparable to the Company's WorkStream DFS and FlowStream product lines presents a significant barrier to the entrance of new competitors.


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

   The Company holds three patents, and also relies on a combination of trade secret, copyright and trademark laws and license agreements to protect its proprietary rights in its products. While the Company intends to protect its patent rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company generally enters into confidentiality or license agreements with employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by others. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's competitors will not independently develop similar technology, duplicate the Company's product or design around patents issued to the Company or other intellectual property rights of the Company. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

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

   Certain technology used by the Company's products is licensed from third parties, generally on a non-exclusive basis. The Company believes that there are alternative sources for each of the material components of technology licensed by the Company from third parties. However, the termination of any of such licenses, or the failure of the third party licensors to adequately maintain or update their products, could result in a delay in the Company's ability to deliver certain of its products while it seeks to implement technology offered by alternative sources. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.


Employees
---------

   As of October 31, 1996, the Company had a total of 237 full-time employees, including 61 in sales, marketing and related activities, 71 in product development and maintenance, 82 in services and support, and 23 in management, administration and finance. The Company also regularly utilizes a significant number of contract personnel, primarily to assist with software development and to staff the Company's internal computer information services department. At October 31, 1996, the Company utilized approximately 57 contracted personnel. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that employee relations are good.

Competition in the recruitment of personnel in the computer software industry is intense. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified sales, customer support, technical and management employees and consultants.


Executive Officers of the Registrant
------------------------------------

   As of December 31, 1996, the executive officers of the Company, who are appointed by and serve at the discretion of the Board of Directors, are as follows:

Name                      Age                                     Position
-----------------------   ---   ----------------------------------------------------------------------------

Jonathan J. Golovin        46   Chairman of the Board of Directors and Chief Technical Officer
Laurence R. Hootnick       54   President, Chief Executive Officer and Director
Wynn Bowman                49   Vice President, Systems Integration
Michael J. Field           47   Senior Vice President, General Counsel and Corporate Secretary
Frank Kaplan               54   Senior Vice President, Software Development and Quality Assurance
Linda Kato Ujihara         37   Director, Human Resources and Administration
Edward Norton              52   Senior Vice President and President, Semiconductor and Electronics Group -
Lloyd Payton               56   Senior Vice President and President, Healthcare and Process Industries Group
Clifton Wong               35   Vice President, Finance and Chief Financial Officer
Ralph Zak                  47   Vice President, Marketing


   Dr. Golovin, the founder of Consilium, was President of the Company from 1978 to 1987 and has served as a director of the Company since its inception and as Secretary from January 1989 to August 1996. In April 1992, he was named Chief Technical Officer. Dr. Golovin has taught both graduate and undergraduate courses in operations management and production planning at the Massachusetts Institute of Technology and the University of California at Berkeley. He holds a Ph.D. in Operations Management from the Massachusetts Institute of Technology and a B.S. degree from Cornell University.

   Mr. Bowman joined the Company in September 1996 as Vice President, Systems Integration. From November 1995 to August 1996, Mr. Bowman was Chief Operating Officer for Star Associates International, an ISO 9000 and management systems consulting firm. From October 1994 to November 1995, he was Vice President, Worldwide Customer Services at Digidesign, a digital audio workstation development firm. From December 1990 to April 1994, Mr. Bowman held several senior management positions in customer support at Pyramid Technology, a computer company, most recently as Senior Director, Customer Service Division Operations. Prior to that, he held various positions in customer service operations at various high technology firms.

   Mr. Field joined the Company is August 1996 as Senior Vice President, General Counsel and Corporate Secretary. From April 1996 to August 1996, Mr. Field held the position of Senior Vice President, General Counsel and Corporate Secretary at Syquest Technology, Inc., a removable disk drive and cartridge manufacturer. From August 1992 to

March 1996, Mr. Field held various executive positions at First Pacific Networks, Inc., a telecommunications networking company, including the positions of Vice President of Business Development, Chief Legal Officer and Corporate Secretary. Prior to that, Mr. Field was a partner in various Silicon Valley law firms. He holds a B.A. in Psychology from San Jose State College and a J.D. from Santa Clara University.

   Mr. Hootnick was appointed as a Director of the Company in January 1996. In June 1996, he was appointed President and Chief Executive Officer. Mr. Hootnick was Senior Vice President, Finance and Operations at Power Computing Corporation, a computer manufacturer, from December 1995 to June 1996. From August 1994 to May 1995, he was Executive Vice President and Chief Operating Officer at NetManage Inc., a software company. From May 1991 to June 1994, he was President and Chief Executive Officer of Maxtor Corporation, a disk drive manufacturer. Prior to Maxtor, Mr. Hootnick spent more than eighteen years at Intel Corporation with responsibilities ranging from Finance and Operations to Sales and Marketing. Mr. Hootnick holds a B.S. in Industrial Management from the Massachusetts Institute of Technology and an M.B.A. in Finance from the University of Maryland. He also serves on the Board of Directors of Network General Corporation and Wildflower Productions.

   Mr. Kaplan joined the Company in May 1994 as Vice President of Software Development and was promoted to Senior Vice President, Software Development and Quality Assurance in August 1996. From 1987 to 1994, he held various high level software development positions with NEC America, Inc., a communications technology company, including Assistant General Manager, Software Development and Director, Software Development. Prior to NEC, Mr. Kaplan was with AT&T Bell Laboratories, a communications technology research firm, where he was Department Head for Operations Systems Development. Mr. Kaplan holds two Masters degrees in Mathematics from Yale University and a B.S. in Mathematics from City College of New York.

   Ms. Kato Ujihara joined the Company in July 1985 as Executive Assistant to Dr. Golovin. She was promoted to Personnel Manager in February 1987. In July 1990, she was promoted to Director, Human Resources. Prior to joining the Company, Ms. Kato Ujihara worked in various customer service and personnel positions in the Silicon Valley. She holds a B.S. in Business Administration from San Jose State University.

   Mr. Norton joined the Company in September 1994 as Vice President of Consulting and Services. In April 1995, he was promoted to Vice President, International Sales and Worldwide Services. As a result of reorganization by the Company, in January 1996 his title was changed to International Field Operations and Worldwide Services. In August 1996 following a reorganization of the Company's sales and services organization into two business units, he was promoted to Senior Vice President and President, Semiconductor and Electronics Group. Mr. Norton was with Industrial Resources, Inc. from 1993 to 1994, a company he founded to provide investment and development services for companies and government organizations in Asia. From 1989 to 1993, Mr. Norton held the positions of Vice President of Asia Pacific and Vice President, Worldwide Customer Services Division with Pyramid Technology, a computer company. Mr. Norton's prior experience includes senior management assignments with Tolerant Systems (now Veritas), a computer systems company, from 1983 to 1989 and Burroughs Corporation, a computer systems company (now Unisys). He holds a B.S. in Chemistry from Sussex University in England.

   Mr. Payton joined the Company in 1993 as Western Region Sales Manager and was promoted to Vice President, North American Sales in April 1995. As a result of reorganization by the Company, in January 1996 his title was changed to Vice President, American Field Operations. In August 1996 following a reorganization of the Company's sales and services organization into two business units, he was promoted to Senior Vice President and President, Healthcare and Process Industries Group. From 1990 to 1993, he was an independent consultant in factory automation and business planning. From 1984 to 1990, Mr. Payton was Chief Executive Officer of WSI Corporation, a specialty hardware company. From 1970 to 1983, he held a variety of executive sales management positions with Parallex Corporation, an on-line data processing services company, Xerox Corporation, a multi-technology company, and Telecom Midwest Corporation, a provider of on-line accounting and control systems for manufacturers. He holds B.A. degrees in Business and English from Murray State University in Kentucky and an M.B.A. from Wake Forest University.

   Mr. Wong joined the Company as Controller in May 1995. In August 1996 he was promoted to Vice President, Finance and Chief Financial Officer. From 1990 to 1995, he was Director of Finance at Kubota Graphics Corporation, a computer hardware company, which was previously known as Kubota Pacific Computer, Inc. From 1986 to 1990, he held various positions in finance with Stardent Computer, a computer hardware company, which was previously known as Ardent Computer, most recently serving as Operations Controller. He holds a B.A. in Accounting from Golden Gate University in California and is a Certified Public Accountant in the state of California.

   Mr. Zak joined the Company as Vice President, Marketing in May 1995. From 1992 to May 1995 he was with Quickturn Design Systems, an electronic design automation company, where he held the positions of Vice President, Business Development and Communications and Vice President, Marketing. From 1989 to 1992, he was Director of Marketing for the printed circuit board division of Mentor Graphics Corporation, an electronic design automation company. From 1970 to 1989, Mr. Zak held various executive marketing, business development and strategic planning positions with HHB Systems, Quadtree Corporation and Calma Company, all design automation companies, and Bechtel Corporation, an engineering construction firm. He holds a B.S. in Mechanical Engineering from the University of California at Berkeley and an M.B.A. from Stanford University.



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

   In addition, the Company leases sales and service office space in Atlanta, Georgia; Bedminster, New Jersey; Chicago, Illinois; Dallas, Texas; Irvine, California; Manchester, Massachusetts; and Nashua, New Hampshire, as well as in, France, Germany, Japan, Singapore, South Korea, Taiwan and the United Kingdom.

   The Company believes that its current facilities are adequate for its current needs and that suitable additional space will be available as required. See Note 5 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.



ITEM 3.     LEGAL PROCEEDINGS
            -----------------

In a letter dated May 6, 1996, Honeywell Inc. ("Honeywell") informed the Company that Honeywell believed it had claims against the Company for misrepresentation, breach of contract and fraud. The contract involved was entered into in April of 1993, and is a distribution and license agreement under which Honeywell paid the Company $4,000,000 as a non-refundable pre-paid license fee in the Company's 1993 fiscal year. The Company filed a lawsuit against Honeywell, Inc. for breach of contract, unfair competition and defamation on September 18, 1996. After a full investigation, neither party felt that the dispute warranted further action. Honeywell has retracted all allegations made, including misrepresentation, breach of contract and fraud. The Company has dismissed its lawsuit, dropping claims of breach of contract, unfair competition and defamation.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

   Not applicable.

                                    PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            -------------------------------------------------
            STOCKHOLDER  MATTERS
            --------------------


Market Price of Common Stock
----------------------------

Consilium, Inc.'s Common Stock is traded on the Nasdaq National Market under the symbol "CSIM." The high and low sales prices for the Company's Common Stock are as reported by Nasdaq. Consilium's Initial Public Offering of Common Stock was May 9, 1989 at $9.00 per share.

                   Quarter     Quarter    Quarter    Quarter
                    Ended       Ended      Ended      Ended
Fiscal year:      January 31   April 30   July 31   October 31
                  ----------   --------   -------   ----------

1996
  High            14 15/16     11 1/8      9 3/8            7
  Low              8 3/8        7 3/8          5            5
1995
  High             8 1/4        8 7/8     12 5/8       15 1/8
  Low              5 5/8        7 1/8      7 3/8        9 5/8
1994
  High             9 5/8       10 1/2      8 1/2        6 1/2
  Low              6 1/4        7 1/2      4 3/4        3 3/4
1993
  High                11        9 1/4      7 1/2        7 1/4
  Low              7 1/4        6 1/2      5 1/2        5 7/8


Holders of Company Stock
------------------------

As of December 31, 1996, the Company had 190 stockholders of record and believes it had at least 1700 beneficial holders.


Dividends
---------

The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends to its stockholders in the near future. The Company's right to declare dividends is restricted under its bank agreements. The Company presently intends to retain its earnings to finance further growth of its business.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

(In thousands, except net income (loss) per share amounts)

Consolidated Statement of Operations Data:

Years ended October 31:                      1996      1995       1994       1993       1992
                                           --------   -------   --------   --------   --------

Total revenues                             $38,147    $33,125   $27,944    $28,475    $27,558
Income (loss) before taxes                  (2,485)       664    (5,523)    (4,973)    (5,161)
Provision for income taxes                     974        523       725        310        162
Net income (loss)                           (3,459)       141    (6,248)    (5,283)    (5,323)
Net income (loss) per share                 $(0.44)     $0.02    $(0.85)    $(0.75)    $(0.77)
Shares used in per share calculations        7,804      7,912     7,362      7,025      6,915

Consolidated Balance Sheet Data:
At October 31:                              1996       1995      1994       1993       1992
                                           -------    -------   -------    -------    -------
Working capital                            $ 3,732    $ 9,012   $ 7,345    $12,571    $17,354
Total assets                                28,993     28,668    26,998     31,643     34,506
Long-term debt, less current portion            --         --        --        313        464
Stockholders' equity                        13,337     15,383    13,646     18,836     23,192

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The discussion in this report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, including statements regarding expected maintenance revenue growth, incurrence of research and development expenses, expected development revenues, expected revenue from systems integration projects, plans to integrate the Company's products with third party products, expected revenue from resale of third party products, market acceptance of the Company's products, demand for the Company's products in its target industries, and competition. The Company's actual results could differ significantly from the results discussed in the forward-looking statements in the section entitled "Potential Fluctuations in Quarterly Results". Factors that could cause or contribute to such differences include, among others, those discussed below as well as those discussed elsewhere in this report. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations
---------------------

Revenues.  Total revenues increased 15% to $38,147,000 in fiscal 1996 compared
--------
with $33,125,000 in fiscal 1995, which were up 19% from revenues of $27,944,000 in fiscal 1994.

     Total revenues for the past three fiscal years by geographic region were as follows:

                                       Years ended October 31,
                                        1996    1995    1994
                                        ----    ----    ----
North America                           55%     66%     69%
Europe                                  16%     18%     17%
Asia/Pacific                            29%     16%     14%

      International sales accounted for 45%, 34% and 31% of total revenues in fiscal 1996, 1995 and 1994, respectively. Increased international sales were primarily attributable to the higher level of sales in the Company's WorkStream DFS product line in the Asia/Pacific region.

      Total revenues for the past three fiscal years by product line were as follows:

                                                   Years ended October 31,
                                                    1996     1995    1994
                                                    ----     ----    ----
WorkStream DFS
(Semiconductor and Electronics industries)           82%     76%     83%
FlowStream
(Healthcare Products and Process industries)         18%     24%     17%

      The Company's WorkStream DFS product line is targeted at manufacturers who produce their products in discrete lots or batches, particularly those in the semiconductor and electronics industries. The Company's FlowStream product line is targeted at regulated or complex industries that employ batch process manufacturing, particularly those in the healthcare products (pharmaceutical, medical device and biotechnology), chemical and other process industries.

Product Revenues.  Product revenues increased 18% to $19,073,000 in fiscal 1996
----------------
compared with $16,115,000 in fiscal 1995, which were up 52% from product revenues of $10,588,000 in fiscal 1994. The fiscal 1996 increase was due primarily to higher levels of sales in the Company's WorkStream DFS product line in the Asia/Pacific region. The fiscal 1995 increase was due to higher levels of sales in both of the Company's product lines.

      Product revenues attributable to products in the Company's WorkStream DFS product line increased 32% to $16,439,000 in fiscal 1996 compared with $12,436,000 in fiscal 1995, which were up 36% from revenues of $9,153,000 in fiscal 1994. The fiscal 1996 increase was due primarily to an increase in demand in the semiconductor and electronics industries for the Company's WorkStream Open applications and related third party products in the Asia/Pacific region. The fiscal 1995 increase was due to a resurgence in demand in the semiconductor and electronics industries for the Company's WorkStream and WorkStream Open products, as well as commercial availability of the Company's new WorkStream DFS application servers during fiscal 1995.

      Product revenues attributable to the FlowStream product line in fiscal 1996 were $2,634,000, a decrease of 28% from revenues of $3,679,000 in fiscal 1995, which were up 156% from revenues of $1,435,000 in fiscal 1994. The decrease in fiscal 1996 from fiscal 1995 and the increase in fiscal 1995 from fiscal 1994 were due to fluctuations in the size and timing of orders for FlowStream software from the healthcare products and process industries. The Company expects to continue to see such fluctuations in revenue until there is a higher level of acceptance of the FlowStream product.

      The Company's product revenues historically have been concentrated in a relatively small number of customers and its products have a high average selling price. (See "Potential Fluctuations in Quarterly Results.") During fiscal 1996, the percentage of product license revenue derived from the Company's ten largest customers was approximately 75% compared with 60% in fiscal 1995 and 69% in fiscal 1994. Product license fees cover the customer's use of the software for the entire term of the license agreement, which is generally perpetual.

Services Revenues.  Services revenues in fiscal 1996 were $17,268,000, an
-----------------
increase of 8% over $15,979,000 in fiscal 1995, which were up 10% from $14,589,000 in fiscal 1994. Services revenues are derived primarily from annual software maintenance fees, specialized programming services, resident and application consulting services and customer training. In late fiscal 1996, the Company commenced a new systems integration services business relating to its WorkStream DFS product line. Revenues associated with systems integration services in fiscal 1996 were minimal. The increase in services revenues in both fiscal 1996 and fiscal 1995 was primarily due to a higher installed base of the Company's WorkStream DFS product line and to an increase in revenues from consulting services. The

Company expects that maintenance revenues will continue to increase in the near term due to a higher volume of product licenses.

Development Revenues.  Development revenues increased 75% in fiscal 1996 to
--------------------
$1,806,000 from $1,031,000 in fiscal 1995, which were down 63% from $2,767,000 in fiscal 1994. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with third parties having the right to license and use the software, often sooner than otherwise would have occurred. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into. It is difficult to accurately forecast the level of development revenues beyond the near term due to the timing and scope of development projects that may be changed during the period of development.
Based on current internal development resource allocations and projects planned, the Company expects that development revenues in fiscal 1997 will decrease significantly, although the Company may take on additional development projects in the future if business and strategic objectives of the Company are met by such projects.


Costs and Expenses.
------------------

Cost of Product Revenues.  Cost of product revenues increased 48% to $4,461,000
------------------------
in fiscal 1996, from $3,022,000 in fiscal 1995, which was up 9% from $2,763,000 in fiscal 1994. Product costs as a percent of product revenue were 23%, 19%, and 26% for fiscal years 1996, 1995, and 1994, respectively. The increase in cost of product revenues in fiscal 1996 was due to higher product revenues recorded during the year and higher third party product costs associated with two system integration projects. The increase in cost of product revenues in fiscal 1995 was due to higher product license revenues recorded during the year. Cost of product revenues includes amortization of capitalized software development costs, royalties, and purchased software which is resold to the end-customer, typically along with the Company's own software. Depending on the mix of sales of proprietary software (and the variance in associated third party royalties) and additional third party software relating to specific orders, the associated costs of product revenue can vary significantly.

Cost of Services Revenues.  Cost of services revenues was 39% of total services
-------------------------
revenues in fiscal 1996, compared with 30% and 31% in fiscal 1995 and 1994, respectively. The increase in cost of services as a percentage of services revenues from fiscal 1995 to fiscal 1996 was due to the increased usage of third party consultants and the hiring of additional services personnel. The decrease in cost of services as a percentage of service revenues from fiscal 1994 to fiscal 1995 was due to an increase in services revenues combined with a relatively slight increase in cost of services. Services costs include expenses for the customer response center, resident and application consulting services, specialized programming services, and training groups within the Company. The absolute dollar increase in cost of services from fiscal 1994 through fiscal 1996 was primarily due to the hiring of additional services personnel, both permanent and sub-contracted, to enhance the Company's ability to meet customer requirements for maintenance, support and consulting services. In late fiscal 1996, the Company commenced a new systems integration services business relating to its WorkStream DFS product line. Cost of services revenues associated with systems integration services in fiscal 1996 was minimal.

Cost of Development Revenues.  Cost of development revenues was 70% of total
----------------------------
development revenues in fiscal 1996, compared with 61% and 79% in fiscal 1995 and 1994, respectively. The increase in cost of development as a percentage of development revenues in fiscal 1996 was due primarily to relatively high development costs associated with two development projects during the fiscal year. The decrease in fiscal 1995 was due to the then current development projects having lower associated costs. Development costs include direct labor costs associated with development contracts and porting projects as well as third party consulting expenses. Development costs increased 100% from fiscal 1995 to fiscal 1996 and decreased 71% from fiscal 1994 to fiscal 1995. The significant increase in fiscal 1996 and decrease in fiscal 1995 were due primarily to fluctuations in the timing and scope of development projects during the years.

Research and Development Expenses.  Research and development expenses
---------------------------------
represented 33% of total revenues in fiscal year 1996, 31% in fiscal 1995 and 31% in fiscal 1994. These expenses increased to $12,402,000 in fiscal 1996 compared with $10,248,000 in fiscal 1995 and $8,669,000 in fiscal 1994.
Included in research and development expenses are costs associated with the development of new products and the costs of enhancing and maintaining existing products. The increase in research and developmental expense as a percentage of total revenues and in absolute dollars from fiscal 1994 through fiscal 1996 was due to a higher level of overall research and development activity primarily to add computing platform options and functional enhancements for the Company's products.

      Software development expenditures of $886,000, $1,460,000, and $1,662,000 were capitalized under Statement of Financial Accounting Standards ("SFAS") No. 86 in fiscal 1996, 1995 and 1994, respectively. The amounts capitalized represented approximately 7%, 12% and 16%, respectively, of total research and development expenditures during such periods. The percentage decreases were due to a decline in the absolute dollar amount of software costs capitalized during these periods coupled with a higher level of overall research and development expenditures. In accordance with SFAS No. 86, the amount of research and development expenditures capitalized in a given time period depends upon the nature of the development work performed subsequent to the establishment of technological feasibility. Accordingly, amounts capitalized may vary from period to period. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

Selling and Marketing Expenses.  Selling and marketing expenses represented 32%
------------------------------
of total revenues in fiscal 1996, compared with 36% and 41% in fiscal 1995 and 1994, respectively. Selling and marketing expenses increased to $12,361,000 in fiscal 1996 from $11,812,000 in fiscal 1995 and $11,519,000 in fiscal 1994. The increase in absolute dollars in fiscal 1996 was due primarily to an increase in commission expenses, related travel expenses, advertising and promotion expenses. The fiscal 1995 increase in absolute dollars was due primarily to an increase in the commission expense for the period resulting from the higher level of sales for the year, partially offset by a lower headcount from 1994. The decrease in sales and marketing expense as a percentage of total revenues in fiscal 1996 and fiscal 1995 was due to the increase in revenue while holding headcount and other costs relatively stable.

General and Administrative Expenses.   General and administrative expenses
-----------------------------------
include the costs of the finance, accounting, purchasing and administrative operations of the Company. General and administrative expenses as a percent of total revenues were 10%, 8% and 10% for fiscal years 1996, 1995 and 1994, respectively. General and administrative expenses increased to $3,711,000 in fiscal 1996 from $2,802,000 in fiscal 1995 and $2,828,000 in fiscal 1994. The increase from fiscal 1995 to fiscal 1996 was due to an increase in headcount, an increase in legal and accounting related expenses primarily related to the costs of the fiscal year 1995 restatement which occurred during fiscal 1996 and costs associated with a relocation of the Company's headquarters in February 1996.
The decrease from fiscal 1994 to fiscal 1995 was primarily due to higher levels of sales over the comparable periods while holding costs relatively stable.

Restructuring Charge.  During the third quarter of fiscal 1994, the Company
--------------------
announced a worldwide consolidation of its operations and recorded a restructuring charge of $1,407,000. The consolidation primarily affected several field offices. Major cost components associated with the restructuring were severance pay amounts for terminated employees, lease and rental costs associated with the consolidation of sales offices and the consolidation of operations at the Company's headquarters. The balance was comprised of fixed asset write-offs in the offices affected, as well as travel and legal fees. The consolidation was designed to improve efficiencies and bring operational expenses in line with revenues.

      Between the third quarter of fiscal 1994 and the second quarter of fiscal 1995, the Company utilized $1,196,000 for various restructuring activities. During the third quarter of fiscal 1995, the Company reevaluated the status of its restructuring activities in light of results of operations that had improved substantially since the commencement of the restructuring. As a result of that reevaluation, the Company decided to discontinue subsequent restructuring activities and reversed the remaining restructuring reserve of $211,000.

Interest Income and Expense.  For fiscal 1996, interest income was $425,000,
---------------------------
compared with $588,000 for fiscal 1995 and $442,000 for fiscal 1994. Lower invested cash balances and slightly lower interest rate levels accounted for the decrease from fiscal 1995 to fiscal 1996. Higher invested cash balances and higher interest rate levels accounted for the increase from fiscal 1994 to fiscal 1995. Interest expense was $81,000, $10,000 and $35,000 in fiscal 1996, 1995 and 1994, respectively. The increase in interest expense in fiscal 1996 was primarily due to interest on a $2,000,000 promissory note obtained with a bank in April 1996. The decrease in interest expense in fiscal 1995 was primarily due to the payoff of capital leases during the year which had been outstanding in prior years.

Provision for Income Taxes.  The Company's income tax provision for fiscal years
--------------------------
1996, 1995 and 1994 principally relates to withholding taxes on sales made in foreign jurisdictions. The Company has not incurred domestic income tax charges due to net losses in fiscal years 1996 and 1994 and utilization of net operating loss carryforwards in fiscal year 1995. The Company has established a valuation allowance against its deferred tax assets and periodically reviews this allowance. At such time that the Company believes that is it more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced.

Net Income (Loss).  The Company had a net loss of $3,459,000, or $.44 per share,
-----------------
in fiscal 1996 compared with net income of $141,000, or $.02 per share, in fiscal 1995 and a net loss of $6,248,000, or $.85 per share, in fiscal 1994.


Quarterly Financial Information
-------------------------------

Potential Fluctuations in Quarterly Results.  The Company's results of
-------------------------------------------
operations historically have fluctuated on a quarterly basis due to numerous factors. These factors may include: the relatively high average selling price of the Company's products; a relatively small number of transactions; the size and timing of new orders; market acceptance of new products; introduction of competitive product offerings and subsequent deferrals in sales orders as competitive products are evaluated by prospective customers; the timing of co-development projects with customers; expense levels; pricing changes; gain or loss of significant customers or distributors; and the general economic conditions in the Company's primary markets. Results could be negatively affected if the semiconductor industry slowed its expansion, or if the healthcare products and process industries, which have not yet adopted computer automated manufacturing on a wide scale, do not develop into a strong market for the Company's FlowStream product line, or if the Company is unsuccessful in managing system integration projects profitably. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. The operating results in any quarter are not necessarily indicative of results for future financial periods.

      The following table sets forth unaudited quarterly financial information for the Company's last eight quarters. This unaudited information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented.

      The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

                                                                               QUARTER ENDED
                                                              1995                                      1996
                                             --------------------------------------    ----------------------------------------
(In thousands, except per share amounts)      JAN. 31   APR. 30   JUL. 31   OCT. 30    JAN. 31   APR. 30    JUL. 31     OCT. 30

Revenues                                       $7,619    $8,111    $8,852    $8,543     $9,159   $ 7,779    $10,715     $10,494
Cost of revenues                                2,024     1,876     2,043     2,445      2,264     2,577      3,830       3,831
                                               ------    ------    ------    ------     ------   -------    -------     -------
Gross margin                                    5,595     6,235     6,809     6,098      6,895     5,202      6,885       6,663
Operating expenses                              5,451     6,108     6,621     6,471      6,571     7,434      7,262       7,207
Income (loss) before income taxes                 280       275       344      (235)       470    (2,152)      (326)       (477)
Provision for income taxes                        182       109       129       103        248       124        207         395
                                               ------    ------    ------    ------     ------   -------    -------     -------
Net income (loss)                                  98       166       215      (338)       222    (2,276)      (533)       (872)
                                               ======    ======    ======    ======     ======   =======    =======     =======
Net income (loss) per share                     $0.01     $0.02     $0.03    $(0.04)     $0.03    $(0.29)    $(0.07)     $(0.11)
                                               ======    ======    ======    ======     ======   =======    =======     =======
Shares used in per share calculation            7,621     7,728     8,072     7,691      8,260     7,773      7,838       7,895


Liquidity and Capital Resources
-------------------------------

As of October 31, 1996, the Company had working capital of $3,732,000, compared with $9,012,000 at October 31, 1995. The fiscal 1996 decrease was due primarily to the use of cash to fund operations, increased capital expenditures related to the relocation of the Company's headquarters and the purchase of the Taiwan operations of Systematic Designs International, Inc. in July of fiscal 1996. (See Note 2 of Notes to Consolidated Financial Statements.)

      Net cash used for operating activities in fiscal 1996 was $797,000, compared with net cash provided by operating activities of $1,702,000 in fiscal 1995. Net cash used for operations in fiscal 1996 primarily consisted of a net loss in fiscal 1996 of $3,459,000, combined with an increase in accounts receivable and other assets and a decrease in other liabilities and accrued expenses, partially offset by non-cash charges for depreciation and amortization and an increase in accounts payable. Higher levels of sales contributed to the increase in accounts receivable and accounts payable and the purchase of the Taiwan operation of Systematic Designs International, Inc. (see Note 2 of Notes to Consolidated Financial Statements) accounted for the increase in other assets. Lower accrued compensation levels contributed to the decrease in other liabilities and accrued expenses. Net cash provided by operating activities in fiscal 1995 was due primarily to fiscal 1995 net income of $141,000, combined with an increase in non-cash charges for depreciation and amortization, offset by an increase in accounts receivable and a decrease in other liabilities and accrued expenses. Higher levels of sales contributed to the increase in accounts receivable, and the utilization of the restructuring charge recorded in the third quarter of fiscal 1994 and deferred income taxes accounted for the decrease in other liabilities and accrued expenses. Net cash used for operating activities in fiscal 1994 was primarily due to the fiscal 1994 net loss of $6,248,000, combined with an increase in other assets and a decrease in accounts payable, partially offset by non-cash charges for depreciation and amortization, a decrease in accounts receivable and an increase in other liabilities and accrued expenses. Improved collections contributed to the decrease in accounts receivable. Higher accrued compensation levels and expenses associated with the restructuring charge recorded in the third quarter of fiscal 1994 contributed to the increase in other liabilities and accrued expenses.

      Net cash used for investing activities was $5,000,000 in fiscal 1996 and $981,000 in fiscal 1995, as compared to net cash provided by investing activities of $1,377,000 in fiscal 1994. The change from fiscal 1995 to 1996 was due to an increase in investments in capital equipment of $2,179,000 relating to the Company's relocation to its new facility, offset by a decrease in short-term investments of $478,000 and a decrease in expenditures on capitalized software development costs of $574,000. The change from fiscal 1994 to 1995 was due to a decrease in short-term investments of $2,022,000 and a decrease in capitalized software development costs of $202,000, offset by an increase in investments in capital equipment of $880,000.

      Net cash provided by financing activities was $3,251,000, $1,283,000 and $676,000 in fiscal years 1996, 1995 and 1994, respectively. The change from fiscal 1995 to fiscal 1996 was primarily due to cash received from a $2,000,000 promissory note obtained in fiscal 1996. The change from fiscal 1994 to fiscal 1995 was primarily due to cash proceeds received from sales of common stock under the employee stock purchase and stock option plans.

      The Company's promissory note with a bank requires the maintenance of certain financial covenants, including minimum net worth and profitability requirements. At October 31, 1996, the Company was not in compliance with the minimum profitability requirements. The Company has not obtained a wavier from the bank and, as such, the loan is immediately callable by the bank. Accordingly, the Company has classified the remaining balance on the note payable as a current liability. On January 28, 1997, the Company obtained a commitment letter from another bank, subject to the execution of definitive agreements, for a secured line of credit of $6 million and an additional loan of approximately $2 million. The $2 million will be utilized to retire the above mentioned promissory note.

      Under the asset purchase agreement of the Taiwan operations of Systematic Designs International, Inc., the Company may be required to make additional performance-based payments (in cash or stock) over a two-year period ending on July 8, 1998. Such performance-based payments will be based upon a specified percentage, ranging from 17.5% to 50.0%, of certain revenues, as defined in the purchase agreement of Consilium, Inc. and Consilium Taiwan, Inc.

      At October 31, 1996, the Company had $8,094,000 in cash and cash equivalents and $1,000,000 in short-term investments. Management believes the existing cash and cash equivalents, including short-term investments, will be sufficient to meet the Company's currently anticipated working capital and capital expenditure requirements in fiscal 1997.

Recent Accounting Pronouncements
--------------------------------

During March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." This standard is effective for the Company's 1997 fiscal year and its adoption is not expected to have a material effect on the financial statements of the Company.

      During October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." This standard, which established a fair value based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The disclosure requirements of SFAS No. 123 are effective as of the beginning of the Company's 1997 fiscal year. The Company does not expect the new pronouncement to have an impact on its results of operations since the intrinsic value-based method prescribed by APB Opinion No. 25 and also allowed by SFAS No. 123 will continue to be used for the valuation of stock-based compensation plans.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------


Report of Independent Accountants


Board of Directors and Stockholders
Consilium, Inc.

          We have audited the accompanying consolidated balance sheet of Consilium, Inc. and subsidiaries as of October 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consilium, Inc. and subsidiaries as of October 31, 1995 , and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.





                                      /s/ Coopers & Lybrand L.L.P.
                                      ----------------------------
                                      Coopers & Lybrand L.L.P.

San Jose, California
December 6, 1995, except for Note 9,
for which the date is May 6, 1996

Report of Independent Public Accountants


To the Board of Directors and Stockholders of Consilium, Inc.:

          We have audited the accompanying consolidated balance sheet of Consilium, Inc. (a Delaware Corporation) and subsidiaries as of October 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consilium, Inc. and subsidiaries as of October 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                      /s/ Arthur Andersen LLP
                                      -----------------------
                                      Arthur Andersen LLP

San Jose, California
December 4, 1996
(except with respect to the matter
discussed in Note 11, as to which
the date is January 28, 1997)

Consolidated Statements of Operations
(In thousands, except per share amounts)

                                                           Years ended October 31,
                                               ---------------------------------------------
                                                 1996              1995               1994
                                               -------           -------             -------

REVENUES:
 Product                                       $19,073           $16,115             $10,588
 Services                                       17,268            15,979              14,589
 Development                                     1,806             1,031               2,767
                                               -------           -------             -------
Total revenues                                  38,147            33,125              27,944
                                               -------           -------             -------

COST OF REVENUES:
 Product                                         4,461             3,022               2,763
 Services                                        6,778             4,734               4,497
 Development                                     1,263               632               2,191
                                               -------           -------             -------
Total cost of revenues                          12,502             8,388               9,451
                                               -------           -------             -------

GROSS MARGIN                                    25,645            24,737              18,493
                                               -------           -------             -------

OPERATING EXPENSES:
 Research and development                       12,402            10,248               8,669
 Selling and marketing                          12,361            11,812              11,519
 General and administrative                      3,711             2,802               2,828
 Restructuring charge                               --              (211)              1,407
                                               -------           -------             -------
Total operating expenses                        28,474            24,651              24,423
                                               -------           -------             -------

INCOME (LOSS) FROM OPERATIONS                   (2,829)               86              (5,930)
                                               -------           -------             -------

Interest income                                    425               588                 442
Interest expense                                   (81)              (10)                (35)
                                               -------           -------             -------

INCOME (LOSS) BEFORE INCOME
 TAX PROVISION                                  (2,485)              664              (5,523)
                                               -------           -------             -------

PROVISION FOR INCOME TAXES                         974               523                 725
                                               -------           -------             -------

NET INCOME (LOSS)                              $(3,459)          $   141             $(6,248)
                                               =======           =======             =======

NET INCOME (LOSS) PER SHARE                    $ (0.44)          $  0.02             $ (0.85)
                                               =======           =======             =======

SHARES USED IN
 PER SHARE CALCULATIONS                          7,804             7,912               7,362
                                               =======           =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets
(In thousands, except share and per share amounts)
                                                          October 31,
                                                       ------------------
                                                        1996       1995
                                                       -------    -------

          Assets
Current assets:
   Cash and cash equivalents                           $ 8,094    $10,686
   Short-term investments                                1,000      1,478
   Accounts receivable, net of allowance
     for doubtful accounts of $705 and
     $650 in 1996 and 1995, respectively                 9,139      7,578
   Other current assets                                  1,114      1,055
                                                       -------    -------

     Total current assets                               19,347     20,797

Property & equipment, net                                4,827      2,425
Software development costs, net                          3,094      5,121
Goodwill, net                                            1,345        ---
Other assets                                               380        325
                                                       -------    -------

     Total assets                                      $28,993    $28,668
                                                       =======    =======

          Liabilities and Stockholders' Equity
Current liabilities:
   Note payable                                        $ 1,792    $   ---
   Accounts payable                                      4,114      1,800
   Other current liabilities and accrued expenses        4,015      4,364
   Deferred revenue                                      5,694      5,621
                                                       -------    -------

     Total current liabilities                          15,615     11,785

Long-term liabilities:
   Deferred revenue                                         41      1,325
   Deferred income taxes                                   ---        158
   Accrued lease obligation                                ---         17
                                                       -------    -------

     Total liabilities                                  15,656     13,285
                                                       -------    -------

Commitments and contingencies (Notes 2, 5 and 9)

Stockholders' equity:
   Common stock, $.01 par value:
     Authorized: 25,000,000 shares
     Issued and outstanding: 7,928,051 shares
     in 1996 and 7,695,655 shares in 1995                   79         77
   Additional paid-in capital                           24,794     23,337
   Accumulated deficit                                 (11,490)    (8,031)
   Cumulative translation adjustment                       (46)       ---
                                                       -------    -------

     Total stockholders' equity                         13,337     15,383
                                                       -------    -------

     Total liabilities and
       stockholders' equity                            $28,993    $28,668
                                                       =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

                                                                Additional                Cumulative
                                             Common Stock       Paid-in     Accumulated   Translation
(In thousands)                              Shares   Amount     Capital     Deficit       Adjustment    Total
---------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1993                   7,220   $72       $20,688       $(1,924)     $    ---      $18,836
---------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
   stock purchase plan                         142     1           738           ---           ---          739
Exercise of common stock options                67     1           318           ---           ---          319
Net loss                                       ---   ---           ---        (6,248)          ---       (6,248)

---------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1994                   7,429    74        21,744        (8,172)          ---       13,646
---------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
   stock purchase plan                         136     1           708           ---           ---          709
Exercise of common stock options               131     2           885           ---           ---          887
Net income                                     ---   ---           ---           141           ---          141

---------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1995                   7,696    77        23,337        (8,031)          ---       15,383
---------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
   stock purchase plan                         145     1           934          ---            ---          935
Exercise of common stock options                87     1           523          ---            ---          524
Translation adjustment                        ---    ---           ---          ---            (46)         (46)
Net loss                                      ---    ---           ---        (3,459)          ---       (3,459)

---------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1996                   7,928   $79       $24,794      $(11,490)         $(46)     $13,337
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
                                                                                               Years ended October 31,
                                                                                             -----------------------------
                                                                                              1996       1995       1994
(In thousands)
---------------------------------                                                            -------    -------    -------

Cash flows from operating activities:
  Net income (loss)                                                                          $(3,459)   $   141    $(6,248)
                                                                                             -------    -------    -------
  Adjustments to reconcile net income (loss) to net cash (used for)
     provided by operating activities:
   Depreciation and amortization                                                               3,083      3,332      3,162
   Provision for doubtful accounts receivable                                                     55        324        188
   Changes in assets and liabilities, net of acquisition:
    Accounts receivable                                                                       (1,616)    (2,721)     1,085
    Other assets                                                                                (589)       190       (654)
    Accounts payable                                                                           2,314        591       (321)
    Deferred revenue                                                                             (61)       138        714
    Other liabilities and accrued expenses                                                      (524)      (293)     1,550
                                                                                             -------    -------    -------
     Total adjustments                                                                         2,662      1,561      5,724
                                                                                             -------    -------    -------

      Net cash (used for) provided by operating activities                                      (797)     1,702       (524)
                                                                                             -------    -------    -------

Cash flows from investing activities:
  Capital expenditures                                                                        (3,722)    (1,543)      (663)
  Capitalized software development costs                                                        (886)    (1,460)    (1,662)
  Purchases of short-term investments                                                         (2,000)    (1,708)    (3,502)
  Sales of short-term investments                                                              2,478      3,730      7,204
  Cash paid for acquisition of the Taiwan operations of SDI                                     (870)       ---        ---
                                                                                             -------    -------    -------

      Net cash (used for) provided by investing activities                                    (5,000)      (981)     1,377
                                                                                             -------    -------    -------

Cash flows from financing activities:
  Proceeds from issuance of common stock and exercise of options                               1,459      1,596      1,058
  Proceeds from issuance of note payable                                                       2,000        ---        ---
  Principal payments on note payable                                                            (208)       ---        ---
  Principal payments on capital leases                                                           ---       (313)      (382)
                                                                                             -------    -------    -------

      Net cash provided by financing activities                                                3,251      1,283        676
                                                                                             -------    -------    -------
Effect of exchange rate changes on cash                                                          (46)       ---        ---
                                                                                             -------    -------    -------
Net (decrease) increase in cash and cash equivalents                                          (2,592)     2,004      1,529
                                                                                             -------    -------    -------
Cash and cash equivalents at beginning of year                                                10,686      8,682      7,153
                                                                                             -------    -------    -------
Cash and cash equivalents at end of year                                                     $ 8,094    $10,686    $ 8,682
                                                                                             =======    =======    =======
Supplemental cash flow information:
  Cash paid for:
   Interest                                                                                  $    81    $    10    $    35
   Income taxes                                                                              $    43    $    13    $    12

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
------------------------------------------
Note 1:     Summary of Significant Accounting Policies:
            ------------------------------------------

Consilium, Inc. was incorporated in October 1978 and designs and licenses integrated manufacturing execution systems (MES) software for the manufacturing plant floor. The Company also provides consulting, implementation and training services for its software products as well as system integration services for plant automation. The Company markets its products worldwide to the semiconductor, electronics, healthcare products and process industries.

Principles of Consolidation and Basis of Preparation:  The consolidated
----------------------------------------------------
financial statements include the accounts of Consilium, Inc. and its wholly owned subsidiaries after elimination of intercompany accounts and transactions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents:  The Company considers all highly liquid investments
-------------------------
purchased with a maturity of three months or less to be cash equivalents.

Short-Term Investments:  The  Company accounts for its investments under the
----------------------
provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, the Company's investments are classified as available-for-sale and are recorded at fair market value with any unrealized holding gains or losses recorded directly in stockholders' equity. At October 31, 1996 and 1995, the fair value of the investments approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the investments was determined based on quoted market prices at the reporting dates for those instruments. Upon the sale of the investments, any previously unrealized gains or losses are recognized in results of operations. Realized gains and losses have not been material to date. The Company's investments mature at various dates through December 1996. The carrying value of the Company's investments by major security type consisted of the following as of October 31, 1996 and 1995 (in thousands):

DESCRIPTION                        1996      1995
-------------------------------   -------   -------
Preferred Auction Securities      $ 1,000   $ 1,000
Commercial Paper                    1,000     6,500
Municipal Bonds                     3,500     4,000
                                  -------    ------
                                  $ 5,500   $11,500
                                  =======   =======

          Approximately $4,500,000 and $10,000,000 of the total investments in debt securities as of October 31, 1996 and 1995, respectively, are included in cash and cash equivalents. The remaining balance is classified as short-term investments.

Depreciation and Amortization:  Property and equipment are stated at cost and
-----------------------------
depreciated on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized over their estimated useful lives or the remaining term of the related lease, if shorter.

Goodwill:   Goodwill arising from the Company's acquisition of the Taiwan
--------
operations of Systematic Designs International, Inc. (see Note 2) is amortized on a straight-line basis over five years. Accumulated amortization was $65,000 at October 31, 1996.

Software Development Costs:  In accordance with SFAS No. 86, "Accounting for the
--------------------------
Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," the Company capitalizes eligible computer software development costs upon establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is generally computed on license revenues recognized during the year in relation to total anticipated license revenues; however, the annual amortization expense, at a minimum, will not be less than 20% of the capitalized costs. Amortization of capitalized software development costs was approximately $1,725,000, $1,863,000 and $1,809,000 for the years ended October 31, 1996, 1995, and 1994, respectively.

Revenue Recognition and Deferred Revenue:  Product revenues consist principally
----------------------------------------
of revenues earned under software license agreements and is generally recognized when the software has been shipped, the Company has a right to invoice the customer, collection of the receivable is probable and there are no significant obligations remaining. If significant post-delivery obligations exist, revenue is deferred until no significant obligations remain. With respect to sales made through foreign distributors or systems integrators, revenue is recognized either upon verification of receipt of a firm purchase order between the distributor and the end user or upon installation of the software at the end user's facility.

          Service revenue primarily consists of software maintenance revenue and revenue earned for software installation and integration, as well as for providing customer training. Software maintenance revenue consists of fees for providing system upgrades, user documentation and technical support for software products. Maintenance revenue is recognized ratably over the term of the maintenance period. All other service revenue is either recognized as the services are performed or on the percentage-of-completion method of accounting, depending upon the nature of the project. If a transaction includes both license and service elements, license revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and payment terms for the license fee are not subject to acceptance criteria for the service element, as well as having met all other product revenue recognition criteria. If these criteria are not met, the license and service fees are both recognized on the percentage-of-completion method of accounting.

          Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts and advance payment of software development fees and license fees.

Advertising Costs:  Advertising costs are charged to operations as incurred.
-----------------
Advertising costs were $588,000, $470,000, and $503,000 in fiscal years 1996, 1995 and 1994, respectively.

Foreign Currencies:  The functional currency of the Company's wholly-owned
------------------
German subsidiary is the local currency. Gains and losses resulting from the translation of the subsidiary's financial statements are reported as a separate
component of stockholders' equity.    The functional currency of the Company's
other wholly-owned foreign subsidiaries is the U.S. dollar. Accordingly, foreign translation gains and losses, which have not been material, are reflected in the accompanying statements of operations. Additionally, exchange gains and losses arising from transactions denominated in foreign currency have not been material to date and are recorded in results of operations.

Concentrations of Credit Risk:  Financial instruments which potentially subject
-----------------------------
the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term low risk investments. With respect to trade receivables, the Company generally does not require collateral as the majority of the Company's customers are large, well established companies in the semiconductor, electronics, healthcare products and process industries. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Computation of Net Income (Loss) per Share:  Net income per common share is
------------------------------------------
computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the dilutive effect of stock options as computed using the treasury stock method. Net loss per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares have not been included in the calculation of loss per share as their inclusion would be antidilutive.

Recent Accounting Pronouncements:  During March 1995, the Financial Accounting
--------------------------------
Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This standard is effective for the Company's 1997 fiscal year and its adoption is not expected to have a material effect on the financial statements of the Company.

          During October 1995, the Financial Accounting Standards Board issued Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." This standard, which established a fair value based method of accounting for stock-based compensation plans, also permits an election to continue following the requirements of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" with disclosures of pro forma net income and earnings per share under the new method. The disclosure requirements of SFAS No. 123 are effective as of the beginning of the Company's 1997 fiscal year. The Company does not expect the new pronouncement to have an impact on its results of operations since the intrinsic value-based method prescribed by APB Opinion No. 25 and also allowed by SFAS No. 123 will continue to be used for the valuation of stock-based compensation plans.

Reclassifications:  Certain reclassifications were made to prior year amounts to
-----------------
conform to the 1996 presentation. These reclassifications did not change the previously reported net income (loss), total assets or total cash flows of the Company for prior years.


Note 2:     Acquisition of the Taiwan Operations of Systematic Designs
            ----------------------------------------------------------
            International, Inc. ("SDI"):
            ---------------------------

In July 1996, the Company acquired the Taiwan operations of Systematic Designs International, Inc. ("SDI"), a privately-held Washington corporation specializing in the development of factory automation products and systems integration services for the semiconductor industry. The Company purchased two existing semiconductor plant automation contracts and certain tangible and intangible assets and assumed certain liabilities of SDI. The total purchase price of the acquisition was $1,305,000 to be paid in cash, of which $870,000 had been paid as of October 31, 1996. In addition, the Company may be required to make additional performance-based payments (in cash or stock) over a two-year period ending on July 8, 1998. Such performance-based payments will be based upon a specified percentage, ranging from 17.5% to 50.0%, of certain revenues, as defined in the purchase agreement, of Consilium, Inc. and Consilium

Taiwan, Inc. To the extent such performance-based payments are made, such amounts will be recorded as additional goodwill. As of October 31, 1996, performance-based payments of $105,000 had been earned. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of the Taiwan operations of SDI since the date of acquisition are included in the accompanying consolidated financial statements. The excess of the purchase price over the estimated fair value of the net assets acquired of $1,410,000 has been recorded as goodwill and will be amortized on a straight-line basis over five years. Comparative pro forma information has not been presented because the Taiwan operations of SDI are not material to the Company's consolidated financial statements.

Note 3:   Balance Sheet Detail:
          --------------------

Property and Equipment:

                                                                      October 31,
(In thousands)                                                      1996       1995
                                                                  -------    --------
Computer equipment                                                $ 8,475    $  9,076
Office equipment                                                    1,527       1,419
Purchased software                                                  1,906       1,643
Leasehold improvements                                              1,000         739
                                                                  -------    --------
                                                                   12,908      12,877
Less accumulated depreciation and amortization                     (8,081)    (10,452)
                                                                  -------    --------
                                                                  $ 4,827    $  2,425
                                                                  =======    ========

          The Company disposed of $3,607,000 of assets during its move to a new office building in February 1996. Such assets were fully depreciated at the time of disposal and the resulting gains or losses on disposal were immaterial.

          Property and equipment at October 31, 1996 and 1995 includes computer equipment acquired under capital leases valued at $1,131,000. Such equipment was fully depreciated as of October 31, 1996 and 1995.

Software Development Costs:

                                         October 31,
(In thousands)                       1996        1995
                                   --------    --------
Software development costs         $ 16,061    $ 16,325
Less accumulated amortization       (12,967)    (11,204)
                                   --------    --------
                                   $  3,094    $  5,121
                                   ========    ========

Other Current Liabilities and Accrued Expenses:

                                                      October 31,
(In thousands)                                       1996     1995
                                                    ------   ------
Accrued compensation                                $1,567   $2,023
Employee stock purchase plan withholdings               91      326
Accrued income taxes                                   955    1,006
Other                                                1,402    1,009
                                                    ------   ------
                                                    $4,015   $4,364
                                                    ======   ======

Note 4:     Note Payable
            ------------

In April 1996, the Company signed a four-year $2.0 million promissory note, payable to a bank in equal monthly installments of approximately $41,667 plus interest. This note is secured by certain assets of the Company. The promissory note bears interest at the bank's prime rate (8.25% at October 31, 1996). The agreement requires the Company to maintain certain financial covenants, including minimum net worth and profitability requirements. At October 31, 1996, the Company was not in compliance with the minimum profitability requirements. The Company has not obtained a wavier from the bank and, as such, the loan is immediately callable by the bank. Accordingly, the Company has reclassified the remaining outstanding balance to current liabilities on the accompanying consolidated balance sheet.


Note 5:     Commitments:
            -----------

The Company leases its headquarters, research and development facility, sales offices and certain equipment under noncancelable operating leases. The major facility leases expire at various dates from 1997 through 2009.

          Future minimum lease payments under operating leases at October 31, 1996, are as follows:

Year Ending October 31,
-------------------------------
(in thousands)

1997                              $1,035
1998                                 944
1999                                 933
2000                                 828
2001                                 857
Thereafter                         1,887
                                  ------
Total minimum lease payments      $6,484
                                  ======

          Rental expense was approximately $1,256,000, $1,245,000, and $1,577,000 for the years ended October 31, 1996, 1995, and 1994, respectively.

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

          Future minimum obligations under this contract are as follows:

Year Ending October 31,
-----------------------
(in thousands)
                               Service      Termination
                               Obligation       Fee
                               ----------   -----------
1997                              $ 3,265          $900
1998                                3,496           800
1999                                3,596           600
2000                                3,705           500
2001                                3,820           300
Thereafter                         16,761           150
                                  -------
Total service obligations         $34,643
                                  =======

Note 6:     Capital Stock:
            -------------

Employee Stock Purchase Plan:  Under the Company's 1989 Employee Stock Purchase
----------------------------
Plan (the "Purchase Plan"), 880,000 shares of Common Stock of the Company have been reserved for issuance. Under the Plan, employees may purchase common stock through payroll deductions at 85% of the lesser of the fair market value on the first or last day of six-month offering periods. At October 31, 1996, a total of 165,979 shares remained available for purchase under the plan.

Employee Stock Option Plans:  Under its 1983 Employee Stock Option Plan, the
---------------------------
Company has reserved 2,320,000 shares for issuance. Under the Company's 1993 Employee Stock Option Plan, a total of 900,000 shares of Common Stock may be granted to employees other than executive officers of the Company. Under the 1983 and 1993 plans, both qualified and non-qualified options may be granted to employees to purchase Common Stock at prices not less than fair market value at date of grant. The exercise period is determined by the Board of Directors at the date of grant. All options granted under the 1983 and 1993 Plans are exercisable immediately and generally expire five years from date of grant. Options generally vest over four years and, if exercised prior to vesting, are subject to repurchase at the original purchase price. At October 31, 1996, a total of 613,702 options were vested under both plans.

          Activity under the 1983 and 1993 Employee Stock Option Plans is as follows:

(In thousands)
                                                        Options Outstanding
                                                        ----------------------------------
                                      Options           Number of     Price
                                      Available         Options       Per Share
                                      ---------         ----------    --------------------
Balance at November 1, 1993             322                  1,166       $0.750 -  $18.750
Additional shares authorized            320                     --           -- -       --
Granted                                (319)                   319       $4.500 -  $ 8.750
Exercised                                --                    (67)      $0.750 -  $ 7.250
Canceled                                320                   (320)      $6.125 -  $18.750
                                       ----                  -----       -----------------
Balance at October 31, 1994             643                  1,098       $4.500 -  $15.000
Granted                                (438)                   438       $6.375 -  $12.140
Exercised                                --                   (131)      $4.500 -  $ 8.750
Canceled                                215                   (215)      $4.500 -  $12.500
                                       ----                  -----       -----------------
Balance at October 31, 1995             420                  1,190       $4.500 -  $15.000
Additional shares authorized            400                     --           -- -       --
Granted                                (698)                   698       $6.000 -  $12.000
Exercised                                --                    (87)      $4.500 -  $ 8.750
Canceled                                221                   (221)      $4.500 -  $ 8.750
                                       ----                  -----       -----------------
Balance at October 31, 1996             343                  1,580       $4.500 -  $15.000
                                       ====                  =====       ======    =======

          In addition, the Company has a separate nonqualified stock option agreement with an employee for 35,000 shares at an exercise price of $6.00 per share. As of October 31, 1996, none of these shares was vested under the terms of the option agreement.

Outside Director Stock Option Plan:  In 1990, the Company adopted a stock option
----------------------------------
plan under which options for a total of up to 100,000 shares of Common Stock may be granted to non-executive directors of the Company (the Outside Director
Plan). The Outside Director Plan provides for the granting of nonqualified stock options at the average of the high and low prices on the date of grant. Options expire 10 years after the date of grant. At October 31, 1996, a total of 80,000 options had been granted at exercise prices ranging between $6.125 and $11.75 per share, of which none were exercised. In addition, the Company has separate option agreements with non-executive directors which totaled 27,500 shares at an exercise price of $6.25 per share as of October 31, 1996. As of October 31, 1996, a total of 51,250 shares were vested under the terms of the option agreements.

Shares Reserved for Future Issuance:  As of October 31, 1996, the Company has
-----------------------------------
reserved the following shares of authorized but unissued common stock for future issuance:

Employee Stock Purchase Plan            165,979
1983 Employee Stock Option Plan       1,080,775
1993 Employee Stock Option Plan         842,503
1990 Directors Stock Option Plan        127,500
Nonqualified stock options               35,000
                                      ---------
                                      2,251,757
                                      =========

Note 7:     Income Taxes:
            ------------

Provision for income taxes consists entirely of currently payable foreign withholding taxes.

          The reconciliation between the provision for taxes calculated at the effective tax rate and at the statutory federal income tax rate is as follows:

                                              Years Ended October 31,
                                            1996        1995        1994
                                          -------     -------      -------
Federal income tax statutory rate           (34.0%)      34.0%       (34.0%)
Foreign taxes                                39.0%       45.5%        13.1%
Increase in valuation allowance             (34.0%)     (34.0%)       34.0%
                                          -------     -------      -------
Effective tax rate                           39.0%       45.5%        13.1%
                                          =======     =======      =======

          The following table shows the major components of the deferred tax asset and liability as of October 31, 1996 and 1995:

(In thousands)

                                                   1996       1995
                                                 -------     -------
Current deferred tax asset:
Accounts receivable, inventory
 and other reserves                              $   328       $ 221
Accrued expenses                                     651         184
Deferred revenue                                     156         282
Valuation allowance                               (1,135)       (529)
                                                 -------     -------

Net current deferred tax asset                   $   --        $ 158
                                                 =======     =======

Non-current deferred tax asset (liability):
Net operating loss carryforwards                 $ 4,426      $5,124
Tax credit carryforwards                           6,416       4,515
Depreciation                                        (165)       (357)
Amortization                                      (1,229)     (2,089)
Other                                               (479)        222
Valuation allowance                               (8,969)     (7,573)
                                                 -------     -------

Net non-current deferred tax liability           $   --      $  (158)
                                                 =======     =======

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

          At October 31, 1996, the Company has federal net operating loss carryforwards of approximately $11,368,000 and state net operating loss carryforwards of approximately $4,808,000. In addition, the Company has approximately $3,027,000 and $828,000 in general business credit carryforwards for federal tax and state tax reporting purposes, respectively, as well as approximately $2,561,000 of foreign tax credits. These carryforwards and credits expire between 1997 and 2011 for both federal and state purposes, if not used before such time to offset future taxable income or taxes payable.

Note 8:     Product Line, Export Sales and Significant Customer Information:
            ---------------------------------------------------------------

The Company designs, markets and sells two distinct integrated manufacturing execution systems (MES) software product lines, aimed at different manufacturing industries. The Company's WorkStream DFS (Distributed Factory System) product line is targeted at manufacturers who produce their products in discrete lots or batches, primarily those in the semiconductor and electronics industries. The Company's FlowStream product line is targeted for industries that employ batch process manufacturing, primarily those in the healthcare product and process industries. Total revenues for each product line for the most recent three years are as follow:

                               Years Ended October 31,
(In thousands)                1996      1995      1994
                             -------   -------   -------
WorkStream DFS               $31,300   $25,249   $23,204
FlowStream                     6,847     7,876     4,740
                             -------   -------   -------
Total revenues               $38,147   $33,125   $27,944
                             =======   =======   =======


          The Company markets and services its products in the United States and foreign countries through its direct sales organization and through distribution channels. The Company's foreign operations primarily consist of sales support and services. Total export sales were as follows:


Years Ended October 31,
(In thousands)                 1996      1995      1994
                             --------   -------   -------
Asia / Pacific Rim            $11,060   $ 5,147    $3,834
Europe                          6,231     6,059     4,942
                              -------   -------    ------
Total export sales            $17,291   $11,206    $8,776
                              =======   =======    ======


          No customer accounted for more than 10% of total revenue for fiscal years 1996 and 1995. Two customers accounted for 11% and 10%, respectively, of total revenue in fiscal 1994. During fiscal 1996, the percentage of total revenue derived from the Company's ten largest customers was approximately 42% compared with 42% in fiscal 1995 and 47% in fiscal 1994.


Note 9:     Litigation:
            ----------

In a letter dated May 6, 1996, Honeywell Inc. ("Honeywell") informed the Company that Honeywell believed it had claims against the Company for misrepresentation, breach of contract and fraud. The contract involved was entered into in April of 1993, and is a distribution and license agreement under which Honeywell paid the Company $4,000,000 as a non-refundable pre-paid license fee in the Company's 1993 fiscal year. The Company filed a lawsuit against Honeywell, Inc. for breach of contract, unfair competition and defamation on September 18, 1996. After a full investigation, neither party felt that the dispute warranted further action. Honeywell has retracted all allegations made, including misrepresentation, breach of contract and fraud. The Company has dismissed its lawsuit, dropping claims of breach of contract, unfair competition and defamation.

          In the ordinary course of business, other legal actions and claims pending have been filed against the Company. In the opinion of management, the ultimate liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.


Note 10:    Restructuring Charge:
            --------------------

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

          Between the third quarter of 1994 and the second quarter of 1995, the Company utilized $1,196,000 for various restructuring activities. During the third quarter of fiscal 1995, the Company reevaluated the status of its restructuring activities in light of results of operations that had improved substantially since the commencement of the restructuring. As a result of that reevaluation, the Company decided to discontinue subsequent restructuring activities and reversed the remaining restructuring reserve of $211,000. No reserve amount remains at October 31, 1996 and 1995.

Note 11:     Subsequent Event:
             ----------------

On January 28, 1997, the Company obtained a commitment letter from a bank, subject to the execution of definitive agreements, for a secured line of credit of $6 million and for a secured term loan of approximately $2 million. The line of credit has a one year term and will be subject to certain debt covenants. Borrowings under the agreement will bear interest at the bank's prime rate plus 0.25% to 1.00%. The proceeds from the term loan will be used to retire the Company's existing term loan (See Note 4). The Company will be required to repay the term loan in monthly principal payments of approximately $40,000, plus interest at the bank's prime rate plus 0.25%. The term loan matures in August, 2000 and will be subject to certain debt covenants.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

On July 12, 1996, Coopers & Lybrand L.L.P. ("Coopers"), the independent accountant engaged to audit the financial statements of Consilium, Inc. ("Company") during the Company's two most recent fiscal years and prior thereto, resigned. The reports of Coopers for the fiscal years ended October 31, 1995 and October 31, 1994, including the restatement reported in the Company's Form 10-K/A for the year ended October 31, 1995, contained no adverse opinion or disclaimer of opinion, and were not qualified as to other uncertainties, audit scope, or accounting principles.

          Coopers did not inform the Audit Committee, the Board of Directors or management of its intent to resign prior to delivery of its resignation. Accordingly, neither the Audit Committee nor the Board of Directors nor management made any recommendation with respect to Coopers' resignation. After Coopers' resignation, Coopers identified to the Company a disagreement required to be reported in accordance with Item 304 of Regulation S-K. This disagreement identified by Coopers was resolved to the satisfaction of Coopers and was reflected in the Company's Notes to Consolidated Financial Statements in the Company's Form 10-Q for the three month period ended April 30, 1996, the Company's Form 10-K/A for the year ended October 31, 1995 and Form 10-Q/A for the three month period ended January 31, 1996. The disagreement was identified as follows: During the week of May 13, 1996, the Company received a letter dated May 6, 1996 from Honeywell, Inc. alleging claims for unidentified breaches of contract, misrepresentation, and fraud. The letter did not set forth any basis for the claims, did not allege an amount at issue, and asserted an intent to litigate unless satisfactory progress was made toward resolution of the claim. In early June 1996, after consulting counsel, who had been unable to obtain information from Honeywell concerning the materiality of the claim, management believed that disclosure of the Honeywell letter would be premature and that the Company should first investigate the matter to determine materiality and to understand the basis for the claims, and accordingly considered at that time omitting disclosure from the Company's Form 10-Q, Form 10-K/A and Form 10-Q/A. On June 11, 1996, Coopers advised the Company's Audit Committee that Coopers disagreed with management's proposed omission of a description of such letter in the Company's Form 10-Q for the three month period ended April 30, 1996. The Audit Committee and management concurred with Coopers' recommendation and the Company included disclosure of the receipt of such letter in the Company's Quarterly Report on Form 10-Q for the three months ended April 30, 1996 filed on June 14, 1996, and the Company's Form 10-K/A for the year ended October 31, 1995 and the Company's Form 10-Q/A for the three month period ended January 31, 1996, each filed July 2, 1996.

          During the Company's two most recent fiscal years and the interim period preceding resignation, Coopers has not advised management, the Audit Committee or the Board of Directors of the Company of any issues regarding significant internal control matters, problems with management's representations or financial statements, requirements for expanded audit scope or information that materially impacts the fairness or reliability of the Company's financial statements. During the two previous fiscal years and the interim period through the date of resignation, there were no other disagreements between the Company and Coopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Coopers would have caused it to make reference to the subject matter of the disagreement in connection with its report.

          On August 2, 1996, the Company engaged Arthur Andersen LLP ("Arthur Andersen") as its principal accountant to audit the Company's financial statements for the fiscal year ended October 31, 1996. The engagement of Arthur Andersen was approved by the Company's Audit Committee. The Company has not consulted with Arthur Andersen during the previous two fiscal years and the interim period to date on any matter which was the subject of any disagreement or with respect to any "reportable event" as defined in Item 304 of Regulation S-K or on the application of accounting principles to any specified transaction, whether completed or proposed, or the type of audit opinion which might be rendered on the Company's financial statements.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

          Information required by this item other than information regarding executive officers is set forth under "Election of Directors" and "Executive Compensation and Other Matters - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year ended October 31, 1996, and is hereby incorporated by reference. Information regarding executive officers is set forth under "Executive Officers of the Registrant" in Part I of this 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

          The information required by this item is set forth under "Executive Compensation and Other Matters" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The information required by this item is set forth under "General Information--Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          The information required by this item is set forth under "Executive Compensation and Other Matters - Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a)  The following documents are filed as part of this Report:

          1.   Financial Statements.
               --------------------

               Report of Independent Accountants (Coopers & Lybrand L.L.P.) dated December 6, 1995, except Note 9, for which the date is May 6, 1996.

               Report of Independent Public Accountants (Arthur Andersen LLP) dated December 4, 1996, except with respect to the matter discussed in Note 11, as to which the date is January 28, 1997.

               Consolidated Statements of Operations - Years Ended October 31, 1996, 1995 and 1994.

               Consolidated Balance Sheets - October 31, 1996 and 1995.

               Consolidated Statements of Stockholders' Equity - Years Ended October 31, 1996, 1995, and 1994.

               Consolidated Statements of Cash Flows - Years Ended October 31, 1996, 1995 and 1994.

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

                10.3     Letter Agreement, dated July 22, 1987, with respect to the employment of Thomas Tomasetti. /1,6/

                10.4     Lease agreement paperwork for the 630 Clyde Court facility, dated March 6, 1990, among the Company and Santa Clara Property Associates. /2/

                10.5     Agreement between the Company and Honeywell, Inc., Industrial Automation and Control, dated April 1,
                         1993. /3,5/

                10.6     Form of Director and Officer Indemnity Agreement. /4,6/

                10.7     Amended and Restated 1983 Stock Option Plan. /6, #/

                10.8     Forms of Stock Option Agreement used in conjunction with the 1983 Stock Option Plan. /6, #/

                10.9     1990 Outside Director's Stock Option Plan. /6, #/

                10.10    Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's
                         Stock Option Plan. /6, #/

                10.11    Lease agreement for the Company's principal facility, dated August 2, 1995, among the Company and The
                         Prudential Insurance Company of America. /#/

                10.12    Letter Agreement, dated August 5, 1994, with respect to the employment of Edward Norton. /6, #/

                10.13    Letter Agreement, dated September 28, 1994, with respect to the employment of Richard Van Hoesen. /6, #/

                10.14    Letter Agreement, dated July 12, 1996 , with respect to the resignation of Thomas Tomasetti. /6, 7/

                10.15    Letter Agreement dated June 3, 1996, with respect to the employment of Laurence R. Hootnick. /6, 7/

                10.16    Asset Purchase Agreement for the acquisition of the Taiwan operations of Systematic Designs International,
                         Inc. dated July 2, 1996. /8/

                10.17    Letter Agreement dated August 6, 1996, with respect to the employment of Wynn Bowman. /6/

                10.18    Letter Agreement dated August 6, 1996, with respect to the employment of Michael J. Field. /6/

                21.1     Schedule of Subsidiaries.

                23.1     Consent of Independent Public Accountants (Coopers & Lybrand L.L.P.).

                23.2     Consent of Independent Public Accountants (Arthur Andersen LLP)

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

         /7/ Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1996.

         /8/ Incorporated by reference from exhibits 2.1 to Registrant's Form 8-K filed on July 26, 1996 for the acquisition of the Taiwan operations of Systematic Designs International, Inc.

         /#/ Previously filed with Registrant's Annual Report on Form 10-K for the Year ended October 31, 1995.


  (b)  Reports on Form 8-K

       Report under item 9 dated August 2, 1996 on engaging Arthur Andersen LLP as the Company's independent accountant.

                              FORM S-8 UNDERTAKING


          For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, as amended, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the Registrant's Registration Statements on Form S-8 Nos. 33-30381 (filed August 8, 1989), 33-30382 (filed August 8, 1989), 33-35363 (filed July 9, 1990), 33-41312 (filed
June 20, 1991), 33-63346 (filed May 27, 1993) 33-63512 (filed May 28, 1993), 33-
79474 (filed May 27, 1994), 33-79458 (filed May 27, 1994), 333-09885 (filed
August 9, 1996) and 333-14347 (filed October 18, 1996).

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


                                 CONSILIUM, INC.



                                 By:  /s/ Laurence R. Hootnick
                                      ------------------------

                                      Laurence R. Hootnick
                                      President and Chief Executive
                                      Officer


DATED: January 29, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANT



Board of Directors and Stockholders
Consilium, Inc.

Our report on the consolidated financial statements of Consilium, Inc. is included on page 28 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 47 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                /s/ Coopers & Lybrand L.L.P.
                                                ----------------------------
                                                Coopers & Lybrand L.L.P.


San Jose, California
December 6, 1995

                                CONSILIUM, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             Column A                     Column B              Column C               Column D        Column E
----------------------------------    -------------    ------------------------    -------------    ------------
                                          Balance          Charged    Charged                          Balance
                                            at               to          to                             at End
                                         Beginning        Costs and     Other                             of
           Description                   of Period         Expenses    Accounts      Deductions         Period
----------------------------------    -------------      -----------   --------    -------------    ------------
Year ended October 31, 1994:
Allowance for doubtful accounts          $550,000          $ 188,400          -       $113,400        $625,000

Year ended October 31, 1995:
Allowance for doubtful accounts           625,000          $ 323,873          -       $298,873        $650,000

Year ended October 31, 1996:
Allowance for doubtful accounts           650,000          $  59,557          -       $  4,516        $705,041