Form 10-Q
period 1997-01-31
CONSILIUM INC
filed 1997-03-17
CIK 795090

                                                    Conformed copy with exhibits



                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     (Mark One)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----  EXCHANGE ACT OF 1934


For the quarterly period ended     JANUARY 31, 1997
                                 --------------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


For the transition period from _________________ to _____________________

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

                                      Yes   X       No
                                          -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 11, 1997:

Common Stock, $0.01 par value                            7,928,051
-----------------------------                      ---------------------
             Class                                   Number of Shares

                                CONSILIUM, INC.

                                     INDEX


                        PART I.  FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets -
             January 31, 1997 and October 31, 1996..................          3

             Condensed Consolidated Statements of Operations -
             Three months ended January 31, 1997
             and 1996...............................................          4

             Condensed Consolidated Statements of Cash Flows -
             Three months ended January 31, 1997 and 1996...........          5

             Notes to Condensed Consolidated Financial Statements...          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................          8


                         PART II.   OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K..........................         14

          Signatures................................................         17

                        PART I.  FINANCIAL INFORMATION
                                CONSILIUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                January 31, 1997   October 31, 1996
                                                ----------------   ----------------
                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                           $ 5,027           $ 8,094
  Short term investments                                   -              1,000
  Accounts receivable, net                              9,787             9,139
  Other current assets                                    559             1,114
                                                      -------           -------

            Total current assets                       15,373            19,347

Property and equipment, net                             4,780             4,827
Software development costs, net                         2,824             3,094
Goodwill, net                                           1,359             1,345
Other assets                                              377               380
                                                      -------           -------

            Total assets                              $24,713           $28,993
                                                      =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable                                        $ 1,667           $ 1,792
  Accounts payable                                      3,401             4,114
  Other current liabilities and
    accrued expenses                                    4,722             4,015
  Deferred revenue                                      5,569             5,694
                                                      -------           -------

            Total current liabilities                  15,359            15,615

Long-term liabilities                                      32                41
                                                      -------           -------

            Total liabilities                          15,391            15,656
                                                      -------           -------


Stockholders' equity                                    9,322            13,337
                                                      -------           -------

            Total liabilities and
              stockholders' equity                    $24,713           $28,993
                                                      =======           =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)


                                               Three months ended
                                                   January 31,
                                             1997            1996
                                           --------        --------
REVENUES:
  Product                                  $ 1,820          $4,782
  Services                                   6,634           3,931
  Development                                  120             446
                                           -------          ------
    Total revenues                           8,574           9,159
                                           -------          ------

COST OF REVENUES:
  Product                                      796             721
  Services                                   4,101           1,359
  Development                                  117             327
                                           -------          ------
    Total cost of revenues                   5,014           2,407
                                           -------          ------

GROSS MARGIN                                 3,560           6,752
                                           -------          ------

OPERATING EXPENSES:
  Research and development                   3,232           2,479
  Selling and marketing                      3,345           3,029
  General and administrative                   888             920
                                           -------          ------
    Total operating expenses                 7,465           6,428

Income (loss) from operations               (3,905)            324
                                           -------          ------

Interest income                                 61             146
Interest expense                               (36)              -

INCOME (LOSS) BEFORE
  INCOME TAX PROVISION                      (3,880)            470
                                           -------          ------

PROVISION FOR INCOME TAXES                      62             248

NET INCOME (LOSS)                          $(3,942)         $  222
                                           =======          ======

NET INCOME (LOSS) PER SHARE                $ (0.50)         $ 0.03
                                           =======          ======

SHARES USED IN PER SHARE
  CALCULATIONS                               7,928           8,260
                                           =======          ======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                   Three months ended
                                                                                       January 31,
                                                                                 1997             1996
                                                                               --------         --------
        Cash flows from operating activities:
          Net income (loss)                                                     $(3,942)         $   222

          Adjustments to reconcile net income (loss) to
           net cash used for operating activities:
           Depreciation and amortization                                            814              711
           Provision for doubtful accounts                                            -               90
           Change in assets and liabilities:
            Accounts receivable                                                    (648)          (1,318)
            Other assets                                                            473              (45)
            Accounts payable                                                       (713)             275
            Deferred revenue                                                       (134)            (260)
            Other liabilities and accrued expenses                                  707             (726)
                                                                                -------          -------

              Net cash used for operating activities                             (3,443)          (1,051)
                                                                                -------          -------

        Cash flows from investing activities:
          Capital expenditures                                                     (292)            (407)
          Capitalized software development costs                                   (134)            (286)
          Sales of short-term investments                                         1,000            1,478
                                                                                -------          -------

              Net cash provided by investing activities                             574              785
                                                                                -------          -------

        Cash flows from financing activities:
          Proceeds from issuance of common stock and exercise of options              -               99
          Principal payments on note payable                                       (125)               -
                                                                                -------          -------


              Net cash (used for) provided by financing activities                 (125)              99
                                                                                -------          -------
        Effect of exchange rate changes on cash                                     (73)               -
                                                                                -------          -------
        Net decrease in cash and cash equivalents                                (3,067)            (167)
                                                                                -------          -------
        Cash and cash equivalents at beginning of period                          8,094           10,686
                                                                                -------          -------
        Cash and cash equivalents at end of period                              $ 5,027          $10,519
                                                                                =======          =======

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   INTERIM FINANCIAL DATA

     The interim condensed consolidated financial statements of Consilium, Inc. and its subsidiaries ("the Company") are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial information set forth therein. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996. The Company believes the results of operations and cash flows for the three months ended January 31, 1997 are subject to fluctuation and are not necessarily indicative of results of operations and cash flows for any future period.

2.   NET INCOME (LOSS) PER SHARE

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

3.   NOTE PAYABLE

     The Company's promissory note with a bank requires the maintenance of certain financial covenants, including minimum net worth and profitability requirements. At January 31, 1997, the Company was not in compliance with certain financial covenants. The Company has not obtained a waiver from the bank, and, as such, the loan is immediately callable by the bank. Accordingly, the Company has classified the remaining balance on the note payable as a current liability. On January 28, 1997, the Company obtained a commitment letter from another bank, subject to definitive agreements, for a secured line of credit of $6 million and an additional loan of approximately $2 million. However, due to the financial results of the current quarter, that bank withdrew its commitment to the Company. The bank holding the promissory note notified the Company on March 10, 1997 with a letter dated March 3, 1997, that it has required the Company to either cash collateralize or pay-off the loan of approximately $1.6 million by March 15, 1997. As of the filing date of this Form 10-Q, the Company has not paid off the promissory note and the Company is in discussions with that bank to develop a plan to pay-off the note.

     On March 14, 1997, the Company received a commitment letter from another bank, subject to the negotiation and execution of definitive agreements for a secured line of credit of $3 million. The Company plans to use a portion of the line of credit to pay-off the remaining balance of the above mentioned promissory note. The Company expects to enter into a definitive agreement and receive funding within the next month. If the Company does not receive funding pursuant to this loan commitment, the Company believes that it will be able, within the next month, to obtain the necessary funds to pay-off the balance owing on the promissory note either by obtaining alternative loan financing, sales leaseback financing or sale of accounts receivable, the latter two which may require the consent of the bank holding the promissory note.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     Effective November 1, 1996, the Company adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The effect on the Company's financial position and results of operations, upon adoption, was not significant.

     Also effective November 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The adoption of this new pronouncement did not have any effect on the Company's financial position or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, including statements regarding expected development revenues, expected revenue from systems integration projects, market acceptance of the Company's products, demand for the Company's products in its target industries, incurrence of research and development expenses, and competition. The Company's actual results could differ significantly from the results discussed in the forward-looking statements in the section entitled "Potential Fluctuations in Quarterly Results". Factors that could cause or contribute to such differences include, among others, those discussed below as well as those discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1996. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS
---------------------


REVENUES.  Total revenues for the first quarter of fiscal 1997 decreased 6% to
--------
$8,574,000 compared with $9,159,000 in the first quarter of fiscal 1996. The decrease was primarily due to lower product revenues from the Company's WorkStream/R/ and FlowStream/R/ product lines, partially offset by higher services revenues associated with the Company's systems integration services business.

     Total revenues for the three months ended January 31, 1997 and 1996 by geographic region were as follows:

                                                   Three months ended
                                                      January 31,
                                                    1997        1996
                                                  --------    --------

     North America                                   47%        63%
     Europe                                          14%        13%
     Asia/Pacific                                    39%        24%

     The increase in sales to Asia/Pacific during the first quarter of fiscal 1997 was primarily due to higher levels of sales in the Company's systems integration services business in the Asia/Pacific region.

     Total revenues for the three months ended January 31, 1997 and 1996 by product line were as follows:

                                                   Three months ended
                                                       January 31,
                                                    1997        1996
                                                  --------    --------
WorkStream DFS/TM/
 (Semiconductor and Electronics industries)          91%        84%
FlowStream
 (Healthcare Products and Process industries)         9%        16%

     The Company's WorkStream DFS/TM/ product line is targeted at manufacturers who produce their products in discrete lots or batches, particularly those in the semiconductor and electronics industries. The Company's FlowStream/R/ product line is targeted at regulated or complex industries that employ batch process manufacturing, particularly those in the healthcare products (pharmaceutical, medical device and biotechnology), chemical and other process industries.

Product Revenues.  Product revenues for the three months ended January 31, 1997
----------------
decreased 62% over the same period of the previous year. The 1997 first fiscal quarter decrease was primarily due to lower revenue levels from the Company's WorkStream DFS and FlowStream product lines.

     Product revenues attributable to products in the Company's WorkStream DFS product line decreased 61% to $1,761,000 during the three months ended January 31, 1997 as compared with $4,539,000 in the previous year quarter. The decrease was primarily due to fluctuations in timing of new orders for WorkStream/R/ from new semiconductor fabrications.

     Product revenues attributable to FlowStream decreased 76% to $58,000 during the three months ended January 31, 1997 as compared with $243,000 for the same period in fiscal 1996. The decrease was primarily attributable to fluctuations in the size and timing of orders for FlowStream software from the healthcare products and process industries. The Company expects to continue to see such fluctuations in revenue until there is a higher level of acceptance of the FlowStream product. Due to the continuing fluctuations in revenue and related delays in market acceptance, the Company announced on February 20, 1997 that it had instituted plans to reduce the overall level of expenses related to the FlowStream product during fiscal 1997.

Services Revenues.  Services revenues for the three months ended January 31,
-----------------
1997 increased 69% to $6,634,000, compared with $3,931,000 for the same period of fiscal 1996. Services revenues are derived primarily from systems integration services relating to the WorkStream DFS product line, annual software maintenance fees, specialized programming services, resident and application consulting services and customer training. The increase in services revenues for the three months ended January 31, 1997 was primarily due to significantly higher revenue levels from the Company's systems integration services business. The Company anticipates that services revenues in fiscal 1997 will increase from prior year levels due to higher services revenues associated with systems integration services. Services revenues normally are subject to fluctuation primarily due to the timing of new contracts and the completion of existing projects.

Development Revenues.  Development revenues for the three months ended January
---------------------
31, 1997 decreased 73% to $120,000, compared with $446,000 for the same period of fiscal 1996. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with participating third parties having the right to license and use the software, often sooner than otherwise would have occurred. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into and the state of completion of such projects. It is difficult to accurately forecast the level of development revenues beyond the near term due to the timing and scope of development projects that may be changed during the period of development. Based on current internal development resource allocations and projects planned, the Company expects that development revenues in fiscal 1997 will decrease significantly from prior year levels, although the Company may take on additional development projects in the future if business and strategic objectives of the Company are met by such projects.

COSTS AND EXPENSES
------------------

Cost of Product Revenues.  Cost of product revenues for the three months ended
-------------------------
January 31, 1997 increased 10% to $796,000, compared with $721,000 for the same period of the previous fiscal year. Cost of product revenues includes amortization of capitalized software development costs, royalties, and purchased software which is resold to the end customer, typically along with the Company's own software. Depending on the mix of sales of proprietary software (and the variance in associated third party royalties) and additional third party software relating to specific orders, the associated costs of product revenue can vary significantly. Product costs as a percentage of product revenue for the three months ended January 31, 1997 were 44% compared with 15% for the same period of the previous year. The increase in absolute dollars and percentage of cost of product revenues was primarily due to higher third party costs associated with three orders in the first quarter of fiscal 1997.

Cost of Services Revenues. Cost of services revenues increased 202% to
--------------------------
$4,101,000 for the three months ended January 31, 1997 compared with $1,359,000 for the same period of the previous fiscal year. Services costs include costs associated with systems integration services and expenses for the customer response center, resident and application consulting services, specialized programming services, and training groups within the Company. Cost of services revenues represented 62% of total services revenues for the three months ended January 31, 1997, compared with 35% in the comparable period of fiscal 1996. The increase in absolute dollars and percentage of cost of services revenues was primarily due to the hiring of additional services personnel, both permanent and sub-contracted, to enhance the Company's ability to meet customer requirements for systems integration services, customer support and consulting services.

Cost of Development Revenues.  Cost of development revenues was 98% of total
----------------------------
development revenues for the three months ended January 31, 1997, compared with 73% in the comparable period of fiscal 1996. The increase in cost of development as a percentage of development revenues primarily was due to relatively high development costs associated with the development projects during the three months ended January 31, 1997. Development costs include direct labor costs associated with development contracts and porting projects as well as third party consulting expenses. Development costs decreased 64% to $117,000 for the three month period ended January 31, 1997 compared with $327,000 for the same period of the previous fiscal year. The decrease was primarily due to a decrease in development revenues.

Research and Development Expenses.  Research and development expenses were 38%
---------------------------------
of total revenues for the three month period ended January 31, 1997 compared with 27% for the same period of the previous fiscal year. These expenses increased to $3,232,000 in the first fiscal quarter compared with $2,479,000 in the same quarter of the previous fiscal year. The increase in the percentage and absolute dollar amount of research and development expenses in the recent three month period compared with the same quarter last year was due to a decrease in software development costs eligible for capitalization and hiring of additional research and development personnel primarily to add computing platform options and functional enhancements for the Company's products. Included in research and development expenses are costs associated with the development of new products and the costs of enhancing and maintaining existing products.

    Software development expenditures of $134,000 and $286,000 were capitalized for the three months ended January 31, 1997 and 1996, respectively. The amounts represented approximately 4% and 12% of total research and development expenditures during such periods. The percentage decrease was due to a decline in the absolute dollar amount of software development costs eligible for capitalization during the first quarter of fiscal 1997 coupled with a higher level of overall research and development expenditures. In accordance with SFAS No. 86, the amount of research and development expenditures capitalized in a given time period depends upon the amount of development work performed subsequent to the establishment of technological feasibility for a product. Accordingly, amounts capitalized may vary from period to period.

Selling and Marketing Expenses.  Selling and marketing expenses represented 39%
-------------------------------
and 33% of total revenues for the three months ended January 31, 1997 and 1996, respectively. Selling and marketing expenses increased to $3,345,000 for the three months ended January 31, 1997 compared with $3,029,000 for the same period of the previous fiscal year. The increase in the percentage and absolute dollar amount of selling and marketing expenses in the first quarter of fiscal 1997 was primarily due to an increase in headcount, related travel expenses and higher allocated expenses.

General and Administrative Expenses.  General and administrative expenses
------------------------------------
represented 10% of total revenues for the three months ended January 31, 1997 and 1996. General and administrative expenses include the costs of the finance, accounting and administrative operations of the Company. General and administrative expenses decreased to $888,000 for the three months ended January 31, 1997 compared with $920,000 for the same period of the previous fiscal year. The higher general and administrative expenses in the first quarter of fiscal 1996 was primarily due to the moving costs associated with the relocation of the Company's headquarters in February 1996.

Interest Income and Expense.  For the three months ended January 31, 1997,
----------------------------
interest income was $61,000, compared with $146,000 for the same period of the previous fiscal year. Lower invested cash balances and slightly lower interest rate levels accounted for the decrease. Interest expense was $36,000 and $0 for the three month periods ended January 31, 1997 and 1996, respectively. The increase in interest expense for the first quarter of fiscal 1997 was primarily due to interest on a $2,000,000 promissory note obtained from a bank in April 1996.

Provision for Income Taxes. The income tax provision for the three months ended
--------------------------
January 31, 1997 and 1996 represents taxes on earnings of certain foreign subsidiaries, which are profitable, and taxes withheld on sales made in certain foreign jurisdictions. The effective tax rate for the first quarter of fiscal 1997 was 16%, compared with 53% for the first quarter of fiscal 1996. The Company has established a valuation allowance against its deferred tax asset and reviews this allowance on a periodic basis. At such time that the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized, the valuation allowance will be reduced.



POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS.  The Company's results of
-------------------------------------------
operations historically have fluctuated on a quarterly basis due to numerous factors. These factors may include: the relatively high average selling price of the Company's products; a relatively small number of transactions; the size and timing of new orders; market acceptance of new products; introduction of competitive product offerings and subsequent deferrals in sales orders as competitive products are evaluated by prospective customers; the timing of co-development projects with customers; expense levels; pricing changes; gain or loss of significant customers or distributors; and the general economic conditions in the Company's primary markets. Results could be negatively affected if the semiconductor industry slowed its expansion, or if the healthcare products and process industries, which have not yet adopted computer automated manufacturing on a wide scale, do not develop into a strong market for the Company's FlowStream product line, or if the Company is unsuccessful in managing systems integration projects profitably. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. The operating results in any quarter are not necessarily indicative of results for future financial periods.


LIQUIDITY AND CAPITAL RESOURCES.  As of January 31, 1997, the Company had
--------------------------------
$5,027,000 in cash and cash equivalents, as compared with $9,094,000 in cash and cash equivalents and short term investments at October 31, 1996. The Company used $3,443,000 for operating activities during the three months ended January 31, 1997 compared with $1,051,000 used for operating activities in the same period of the previous fiscal year. Net cash used for operating activities for the three months ended January 31, 1997 of $3,443,000 primarily resulted from the net loss of $3,942,000.

     Net cash provided by investing activities was $574,000 during the first quarter of fiscal 1997 which represented sales of short term investments of $1,000,000, offset by capital expenditures and capitalized software development costs of $292,000 and $134,000, respectively.

     Net cash used for financing activities was $125,000 during the first quarter of fiscal 1997 which represented principal payments on the $2,000,000 promissory note.

     Under the asset purchase agreement of the Taiwan operations of Systematic Designs International, Inc., the Company may be required to make additional annual performance-based payments (in cash or stock) over a two-year period ending on July 8, 1998. Such performance-based payments will be based upon a specified percentage, ranging from 17.5% to 50.0%, of certain revenues, as defined in the purchase agreement.

     The Company's promissory note with a bank requires the maintenance of certain financial covenants, including minimum net worth and profitability requirements. At January 31, 1997, the Company was not in compliance with certain covenants. The Company has not obtained a waiver from the bank, and, as such, the loan is immediately callable by the bank. Accordingly, the Company has classified the remaining balance on the note payable as a current liability. On January 28, 1997, the Company obtained a commitment letter from another bank, subject to definitive agreements for a secured line of credit of $6 million and an additional loan of approximately $2 million. However, due to the financial results of the current quarter, that bank withdrew its commitment to the Company. The bank holding the promissory note notified the Company on March
10, 1997 with a letter dated March 3, 1997, that it has required the Company to either cash collateralize or pay-off the loan of approximately $1.6 million by March 15, 1997. As of the filing date of this Form 10-Q, the Company has not paid off the promissory note and the Company is in discussions with that bank to develop a plan to pay-off the note.

     On March 14, 1997, the Company received a commitment letter from another bank, subject to the negotiation and execution of definitive agreements for a secured line of credit of $3 million. The Company plans to use a portion of the line of credit to pay-off the remaining balance of the above mentioned promissory note. The Company expects to enter into a definitive agreement and receive funding within the next month. If the Company does not receive funding pursuant to this loan commitment, the Company believes that it will be able, within the next month, to obtain the necessary funds to pay-off the balance owing on the promissory note either by obtaining alternative loan financing, sales leaseback financing or sale of accounts receivable, the latter two which may require the consent of the bank holding the promissory note.

     Management believes the existing cash and cash equivalents combined with its borrowing capacity and cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months.

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

  10.12 Letter Agreement, dated August 5, 1994, with respect to the employment of Edward Norton. /6,7/

  10.13 Letter Agreement, dated September 28, 1994, with respect to the employment of Richard Van Hoesen. /6,7/

  10.14 Letter Agreement, dated July 12, 1996 , with respect to the resignation of Thomas Tomasetti. /6,8/

  10.15 Letter Agreement dated June 3, 1996, with respect to the employment of Laurence R. Hootnick. /6,8/

  10.16 Asset Purchase Agreement for the acquisition of the Taiwan operations of Systematic Designs International, Inc. dated
               July 2, 1996. /10/

  10.17 Letter Agreement dated August 6, 1996, with respect to the employment of Wynn Bowman./6/ /9/

  10.18 Letter Agreement dated August 6, 1996, with respect to the employment of Michael J. Field. /6/ /9/

  10.19        Change of Control Agreement with Laurence R. Hootnick.

  10.20        Change of Control Agreement with Jonathan J. Golovin.

  10.21        Form of Change of Control Agreement for Executive Officers.

  10.22        1996 Stock Option Plan and Forms of Stock Option Agreement.

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

         /8/ Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1996.

         /9/ Incorporated by reference from exhibits of the same number to Registrant's Annual Report on Form 10K for the Year ended October 31, 1996.

         /10/ Incorporated by reference from exhibits 2.1 to Registrant's
              Form 8-K filed on July 26, 1996 for the acquisition of the Taiwan operations of Systematic Designs International, Inc.

   (b).   Reports on Form 8-K

              No report on Form 8-K was filed during the quarter ended January 31, 1997

                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the chief financial officer of the registrant.


                                             CONSILIUM, INC.
                                     ---------------------------------
                                              (Registrant)



Date   March 17, 1997                by: /s/ Clifton Wong
     -------------------------           -----------------------------
                                         Clifton Wong
                                         Vice President, Finance and
                                         Chief Financial Officer