Form 10-Q
period 1997-04-30
CONSILIUM INC
filed 1997-06-13
CIK 795090

                                                    Conformed copy with exhibits


                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   APRIL 30, 1997
                                -----------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                         Commission File Number 0-17754

                                CONSILIUM, INC.
                                ---------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      94-2523965
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

485 Clyde Avenue, Mountain View, California                     94043
-------------------------------------------                 --------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (415) 691-6100
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

                                      Yes [X]     No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 10, 1997:

Common Stock, $0.01 par value                 8,018,291
-----------------------------             ----------------
        Class                             Number of Shares

                                CONSILIUM, INC.

                                     INDEX


                      PART I.       FINANCIAL INFORMATION

                                                                 Page No.
                                                                 --------
Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets --
             April 30, 1997 and October 31, 1996...................  3

             Condensed Consolidated Statements of Operations --
             Three and six months ended April 30, 1997
             and 1996..............................................  4

             Condensed Consolidated Statements of Cash Flows --
             Six months ended April 30, 1997 and 1996..............  5

             Notes to Condensed Consolidated Financial Statements..  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................  8


                       PART II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K......................... 15

          Signatures............................................... 19

                        PART I.  FINANCIAL INFORMATION
                                CONSILIUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                     April 30, 1997      October 31, 1996
                                     --------------      ----------------
                                       (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents              $ 7,598             $ 8,094
   Short term investments                       -               1,000
   Accounts receivable, net                13,435               9,139
   Other current assets                     1,035               1,114
                                          -------             -------
             Total current assets          22,068              19,347

Property and equipment, net                 4,709               4,827
Software development costs, net             2,518               3,094
Goodwill, net                               1,389               1,345
Other assets                                  416                 380
                                          -------             -------
             Total assets                 $31,100             $28,993
                                          =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:

   Line of credit/Note payable            $ 3,051             $ 1,792
   Accounts payable                         4,450               4,114
   Other current liabilities and
     accrued expenses                       5,798               4,015
   Deferred  revenue                        9,400               5,694
                                          -------             -------
             Total current liabilities     22,699              15,615

Long-term liabilities                          32                  41
                                          -------             -------
             Total liabilities             22,731              15,656

Stockholders' equity                        8,369              13,337
                                          -------             -------
             Total liabilities and
               stockholders' equity     $  31,100             $28,993
                                          =======               =======

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)



                                    Three months ended      Six months ended
                                         April 30,              April 30,
                                      1997       1996       1997        1996
                                   -------     -------     -------     -------
REVENUES:
 Product                           $ 4,995     $ 3,409     $ 6,815     $ 8,191
 Services                            5,787       3,953      12,421       7,884
 Development                           310         417         430         863
                                   -------     -------     -------     -------
   Total revenues                   11,092       7,779      19,666      16,938

COST OF REVENUES:
 Product                               909         770       1,705       1,491
 Services                            3,781       1,641       7,882       3,119
 Development                           253         348         370         675
                                   -------     -------     -------     -------
   Total cost of revenues            4,943       2,759       9,957       5,285
                                   -------     -------     -------     -------
GROSS MARGIN                         6,149       5,020       9,709      11,653
                                   -------     -------     -------     -------
OPERATING EXPENSES:
 Research and development            3,003       2,802       6,235       5,102
 Selling and marketing               3,267       3,314       6,612       6,378
 General and administrative            914       1,136       1,802       2,081
                                   -------     -------     -------     -------
   Total operating expenses          7,184       7,252      14,649      13,561

Loss from operations                (1,035)     (2,232)     (4,940)     (1,908)

Interest income                          3          80          64         226
Interest expense                       (36)          -         (72)          -
                                   -------     -------     -------     -------
LOSS BEFORE
 INCOME TAX PROVISION               (1,068)     (2,152)     (4,948)     (1,682)

PROVISION FOR INCOME TAXES              53         124         115         372
                                   -------     -------     -------     -------
NET LOSS                           $(1,121)    $(2,276)    $(5,063)    $(2,054)
                                   =======     =======     =======     =======
NET LOSS PER SHARE                 $ (0.14)    $ (0.29)    $ (0.63)    $ (0.27)
                                   =======     =======     =======     =======
SHARES USED IN PER SHARE
 CALCULATIONS:                       7,963       7,773       7,974       7,741
                                   =======     =======     =======     =======
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                Six months ended
                                                                   April 30,
                                                             1997              1996
                                                           -------           -------
Cash flows from operating activities:
 Net loss                                                  $(5,063)          $(2,054)
                                                           -------           -------
 Adjustments to reconcile net loss to
  net cash used for operating activities:
  Depreciation and amortization                              1,761             1,511
  Provision for doubtful accounts                               (9)              190
  Change in assets and liabilities:
   Accounts receivable                                      (4,287)             (586)
   Other assets                                               (148)              217
   Accounts payable                                            336             1,099
   Deferred revenue                                          3,697              (913)
   Other liabilities and accrued expenses                    1,783              (819)
                                                           -------           -------
    Net cash used for operating activities                  (1,930)           (1,355)
                                                           -------           -------
Cash flows from investing activities:
 Capital expenditures                                         (682)           (2,711)
 Capitalized software development costs                       (238)             (490)
 Sales of short-term investments                             1,000             1,478
                                                           -------           -------
    Net cash provided by (used for) investing
     activities                                                 80            (1,723)
                                                           -------           -------

Cash flows from financing activities:
 Proceeds from issuance of common stock and
  exercise of options                                          288               923
 Repayment on note payable                                  (1,792)                -
 Borrowing from line of credit / note payable                3,051             2,000
                                                           -------           -------
    Net cash provided by financing activities                1,547             2,923

Effect of exchange rate changes on cash                       (193)                -
                                                           -------           -------
Net decrease in cash and cash equivalents                     (496)             (155)
                                                           -------           -------
Cash and cash equivalents at beginning of period             8,094            10,686
                                                           -------           -------
Cash and cash equivalents at end of period                 $ 7,598           $10,531
                                                           =======           =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1.  INTERIM FINANCIAL DATA

     The interim condensed consolidated financial statements of Consilium, Inc. and its subsidiaries ("the Company") are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial information set forth therein. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996. The Company believes the results of operations for the three and six months ended April 30, 1997 and the cash flows for the six months ended April 30, 1997 are subject to fluctuation and are not necessarily indicative of results of operations and cash flows for any future period.

 2.  NET INCOME (LOSS) PER SHARE

     Net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the dilutive effect of stock options and warrants as computed using the treasury stock method. Net loss per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares have not been included in the calculation of loss per share as their inclusion would be antidilutive.

 3.  NOTE PAYABLE / LINE OF CREDIT

     Effective as of January 31, 1997, the Company was in default of the profitability, minimum adjusted quick ratio and cash coverage ratio covenants with its existing bank under its Credit Agreement dated April 30, 1996, as amended (the "Credit Agreement"). As of that date, the Company had $1,667,000 outstanding under the Credit Agreement.

     In April 1997, the Company entered into a new revolving line of credit agreement (the "Line of Credit Agreement") under which it can borrow up to $5,000,000, based on eligible accounts receivable. The revolving line of credit is secured by substantially all of the Company's assets, bears interest at the bank's prime rate per annum (8.5% at April 30, 1997) and expires on March 15, 1998. All amounts due under the above mentioned Credit Agreement were repaid when the Company obtained this new revolving line of credit. At April 30, 1997, $3,051,000 was outstanding under the revolving line of credit and the Company's borrowing base exceeded its maximum borrowing capacity. The Line of Credit Agreement requires the Company to maintain certain financial covenants. At April 30, 1997, the Company was not in compliance with one of these covenants. Following the end of the quarter, the Company obtained a waiver from the bank for the default.

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

     The Company will adopt the provisions of SFAS No. 128, "Earnings Per Share" at the end of its fiscal year ending October 31, 1997. Pro forma net losses per share assuming SFAS No. 128 had been adopted at the beginning of fiscal 1996 would not be different from the net losses per share as reported in the Company's interim financial statements for the three and six months ended April 30, 1997 and 1996.

5.   RECLASSIFICATIONS

     Certain reclassifications were made to prior year amounts to conform to the 1997 presentation. These reclassifications did not change the previously reported net income (loss), total assets or total cash flows of the Company for prior year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, including but not limited to, statements regarding expected development revenues, expected revenue from systems integration projects, market acceptance of the Company's products, demand for the Company's products in its target industries, incurrence of research and development expenses, competition and fluctuation in product revenue. The Company's actual results could differ significantly from the results discussed in the forward-looking statements in the section entitled "Potential Fluctuations in Quarterly Results". Factors that could cause or contribute to such differences include, among others, those discussed below as well as those discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1996. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS
---------------------

REVENUES.  Total revenues for the second quarter of fiscal 1997 increased 43% to
---------
$11,092,000, compared with $7,779,000 in the second quarter of fiscal 1996. Revenues for the first six months of fiscal 1997 increased 16% to $19,666,000, compared with $16,938,000 in the same period of fiscal 1996. The increase for the second quarter of fiscal 1997 was primarily due to higher product revenues from the Company's WorkStream DFS(TM) product line and services revenues associated with the Company's new systems integration services business. For the six months ended April 30, 1997, the increase in total revenues over the same period of the previous fiscal year was primarily due to a higher level of services revenues in the Asia/Pacific region, partially offset by a lower level of product and development revenues.

          Percentage of total revenues for the three and six months ended April 30, 1997 and 1996 by geographic region were as follows:

                                Three months ended          Six months ended
                                     April 30,                  April 30,
                                1997          1996          1997         1996
                                ----          ----          -----        ----

          North America         41%           45%           44%          55%
          Europe                21%           21%           18%          16%
          Asia/Pacific          38%           34%           38%          29%

          The proportional increase in sales to Asia/Pacific for the six months ended April 30, 1997 was primarily due to services revenue associated with the Company's new systems integration services business in the Asia/Pacific region. The proportional decrease in sales to North America for the six months ended April 30, 1997 was due to lower product license sales in the North America region during the first quarter of fiscal 1997.

        Percentage of total revenues for the three and six months ended April 30, 1997 and 1996 by business unit were as follows:

                                     Three months ended       Six months ended
                                         April 30,                April 30,
                                     1997          1996      1997          1996
                                     ----          ----      ----          ----

Semiconductor and Electronics
Business Unit
  (WorkStream DFS(TM))               88%             88%      89%            86%

Healthcare Products and Process
Industries Business Unit
  (FlowStream(R))                    12%             12%      11%            14%

     The Company's Semiconductor and Electronics Business Unit markets and sells WorkStream DFS products to manufacturers who produce their products in discrete lots or batches, particularly those in the semiconductor and electronics industries. The Company's Healthcare Products and Process Industries Business Unit markets and sells FlowStream products to regulated or complex industries that employ batch process manufacturing, particularly those in the healthcare products (pharmaceutical, medical devices and biotechnology), chemical and other process industries.

Product Revenues.   Product revenues for three months ended April 30, 1997
-----------------
increased 47% over the same period of the previous fiscal year. The increase was primarily due to an increase in product revenues from the Company's Workstream DFS product line. For the six months ended April 30, 1997, product revenues decreased 17% over the same period of the previous fiscal year. The decrease was primarily due to lower product revenue levels from the Company's WorkStream DFS product line during the first quarter of fiscal 1997.

     Product revenues attributable to products in the Company's Workstream DFS product line increased 38% to $4,694,000 during the three months ended April 30, 1997, as compared with $3,409,000 in the previous year quarter. The 1997 second fiscal quarter increase was primarily due to an increase in demand in the semiconductor and electronics industries for the Company's WorkStream DFS product line and related third party products in the Asia/Pacific region. For the six months ended April 30, 1997, product revenue from the WorkStream DFS product line decreased 19% to $6,455,000, as compared with $7,948,000 in the previous fiscal year due to fluctuations in timing of new orders for WorkStream(R) products from new semiconductor fabrications during the first quarter of fiscal 1997.

     Product revenues attributable to FlowStream for the three months ended April 30, 1997 were $301,000, as compared to $0 for the same period in fiscal 1996. The increase was primarily attributable to fluctuations in the timing of orders for FlowStream software from the healthcare products and process industries. For the six months ended April 30, 1997, FlowStream revenues were $359,000, as compared to $243,000 for the same period in the previous fiscal year. The increase was primarily due to the timing of receipt of orders from quarter to quarter. The Company expects to continue to see such fluctuations in revenue until there is a higher level of acceptance of the FlowStream product.

Services Revenues.  Services revenues for the three months ended April 30, 1997
------------------
increased 46% to $5,787,000, compared with $3,953,000 for the same period of fiscal 1996. For the six months ended April 30, 1997, services revenues increased 58% to $12,421,000, compared with $7,884,000 for the same period of fiscal 1996. Services revenues are primarily from systems integration services relating to the Workstream DFS(TM) product line, annual software maintenance fees, specialized programming services, resident and application consulting services and customer training. The increase in services revenues for the three and six months ended April 30, 1997 was primarily due to revenues derived from the Company's new systems integration business. The Company anticipates that services revenues in the remainder of fiscal 1997 will increase from prior year levels due to services revenues associated with the Company's new systems integration services. Services revenues normally are subject to fluctuation primarily due to the timing of new contracts and the completion of existing projects.

Development Revenues.    Development revenues for the three months ended April
---------------------
30, 1997 decreased 26% to $310,000, compared with $417,000 for the same period of fiscal 1996. For the six months ended April 30, 1997, development revenues decreased 50% to $430,000, compared with $863,000 for the same period of fiscal 1996. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with participating third parties having the right to license and use the software, often sooner than otherwise would have occurred. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into and the state of completion of such projects. It is difficult to accurately forecast the level of development revenues beyond the near term due to the variable timing and scope of development projects, which may be changed during the period of development. Based on current internal development resource allocations and projects planned, the Company expects that development revenues in fiscal 1997 will decrease significantly from prior year levels, although the Company may take on additional development projects in the future if business and strategic objectives of the Company are met by such projects.

COSTS AND EXPENSES
------------------

Cost of Product Revenues.  Cost of product revenues for the three months ended
-------------------------
April 30, 1997 increased 18% to $909,000, compared with $770,000 for the same period of the previous fiscal year. For the six months ended April 30, 1997, cost of product revenues increased 14% to $1,705,000, compared with $1,491,000 for the same period of fiscal 1996. The absolute dollar increase in cost of product revenues for the three and six months ended April 30, 1997 was primarily due to increased product license sales and higher third party product costs during the period. Cost of product revenues includes amortization of capitalized software development costs, royalties, and purchased software which is resold to the end customer, typically along with the Company's own software. Depending on the mix of sales of proprietary software (and the variance in associated third party royalties) and additional third party software relating to specific orders, the associated costs of product revenue can vary significantly. Product costs as a percentage of product revenue for the three and six months ended April 30, 1997 were 18% and 25%, respectively, compared with 23% and 18% for the same periods of the previous year. The decrease in cost of product revenues for the three months ended April 30, 1997 as a percentage of product revenue was due to a change in the mix of product revenues coupled with overall lower royalties. The increase in cost of product revenues for the six months ended April 30, 1997 as a percentage of product revenues was due to higher purchase costs of third party software.

Cost of Services Revenues.  Cost of services revenues increased 130% to
--------------------------
$3,781,000 for the three months ended April 30, 1997, compared with $1,641,000 for the same period of the previous fiscal year. For the six months ended April 30, 1997, cost of services revenues increased 153% to $7,882,000, compared with $3,119,000 for the same period of the previous fiscal year. The increase in absolute dollars and percentage of cost of services revenues was primarily due to the hiring of additional services personnel, both permanent and sub-contracted, to add to the Company's ability to support the new systems integration services business and to enhance the Company's ability to meet customer requirements for customer support and consulting services. Cost of services revenues was 65% and 63% of total services revenues for the three and six months ended April 30, 1997, respectively, compared with 42% and 40% in the comparable periods of fiscal 1996. The increase in cost of services revenues as a percentage of services revenues was primarily due to the higher costs invested in building up the Company's new systems integration services business in fiscal 1997.

Cost of Development Revenues.  Cost of development revenues decreased 27% to
-----------------------------
$253,000 for the three months ended April 30, 1997, compared with $348,000 for the same period of the previous fiscal year. For the six months ended April 30, 1997, cost of development revenues decreased 45% to $370,000, as compared to $675,000 for the same period of fiscal 1996. The absolute dollar decrease in cost of development revenues was primarily due to lower development revenue levels during the period. Cost of development revenues was 82% and 86% of total development revenues for the three and six months ended April 30, 1997, compared with 83% and 78% in the comparable periods of fiscal 1996. The increase in cost of development as a percentage of development revenues for the six months ended April 30, 1997 was primarily due to relatively low margins associated with certain development projects during the first quarter in fiscal 1997. Development costs include direct labor costs associated with development contracts and porting projects as well as third party consulting expenses. Development costs can vary significantly from project to project.

Research and Development Expenses.    Research and development expenses
----------------------------------
represented 27% and 32% of total revenues for the three and six month periods ended April 30, 1997, respectively, compared with 36% and 30% for the same periods of the previous fiscal year. The decrease in the percentage of research and development expenses as a percentage of total revenues in the recent three month period compared with the same quarter last year was due to a higher level of sales in the second quarter of fiscal 1997. Expenses were $3,003,000 and $6,235,000 for the three and six months ended April 30, 1997, respectively, as compared to $2,802,000 and $5,102,000 for the same periods of the previous fiscal year. The increases in the absolute dollar amount of research and development expenses for the three and six months ended April 30, 1997 were primarily due to a decrease in software development costs eligible for capitalization and the hiring of additional research and development personnel, primarily to add computing platform options and functional enhancements for the Company's products. Included in research and development expenses are costs associated with the development of new products and the costs of enhancing and maintaining existing products.

     Software development expenditures of $103,000 and $204,000 were capitalized for the three months ended April 30, 1997 and 1996, respectively. The amounts represent approximately 3% and 7% of total research and development expenditures during such periods.

The absolute dollar and percentages decreases were due to a decline in the absolute dollar amount of software development costs eligible for capitalization during the quarter ended April 30, 1997, coupled with a higher level of overall research and development expenditures. In accordance with SFAS No. 86, the amount of research and development expenditures capitalized in a given time period depends upon the amount of development work performed subsequent to the establishment of technological feasibility for a product. Accordingly, amounts capitalized may vary from period to period.

Selling and Marketing Expenses.  Selling and marketing expenses represented 29%
-------------------------------
and 34% of total revenues for the three and six months ended April 30, 1997, respectively, as compared with 43% and 38% for the same periods of fiscal 1996. The decrease in sales and marketing expenses as a percentage of total revenues during the three and six months ended April 30, 1997, compared with the same periods last year was due to a higher level of sales and lower overall selling and marketing expenditures. Selling and marketing expenses were $3,267,000 and $6,612,000 for the three and six months ended April 30, 1997, respectively, compared with $3,314,000 and $6,378,000 for the same periods of the previous year. The fiscal 1997 second quarter decrease in absolute dollars in selling and marketing expenses was primarily due to a decrease in headcount as a result of the Company's plan to reduce the overall expenses related to the FlowStream(R) product. The increase in absolute dollar amount of selling and marketing expenses for the six months ended April 30, 1997, compared with the same period in fiscal 1996, was primarily due to an increase in expenses during the first quarter of fiscal 1997 as a result of an increase in headcount and related travel expenses, partially offset by the decrease in selling and marketing expenses during the second quarter of fiscal 1997.

General and Administrative Expenses.    General and administrative expenses
------------------------------------
represented 8% and 9% of total revenues for the three and six month periods ended April 30, 1997, respectively, as compared with 15% and 12% for the same periods of the previous fiscal year. The proportional decreases in general and administrative expenses as a percentage of total revenues for the three and six months ended April 30, 1997 were due to a higher level of sales and lower general and administrative expenses during the periods. General and administrative expenses decreased to $914,000 and $1,802,000 for the three and six months ended April 30, 1997, compared to $1,136,000 and $2,081,000 for the same periods in fiscal 1996. The decreases in absolute dollars for the three and six months ended April 30, 1997 were primarily due to a decrease in legal and moving costs over the same periods of the previous year. General and administrative expenses include the costs of the finance, accounting and administrative operations of the Company.

Interest Income and Expense. Interest income was $3,000 and $64,000 for the
----------------------------
three and six months ended April 30, 1997, respectively, compared to $80,000 and $226,000 for the same periods in the previous fiscal year. Lower invested cash balances accounted for the decrease. For the three months ended April 30, 1997, interest expense was $36,000, as compared to $0 for the same period in the previous fiscal year. Interest expense was $72,000 and $0 for the six months ended April 30, 1997 and 1996, respectively. The increase in interest expense was primarily due to interest on a $2,000,000 promissory note obtained from a bank in April 1996.

Provision for Income Taxes.   The income tax provision for the six months ended
---------------------------
April 30, 1997 represents taxes on earnings of certain foreign subsidiaries, which are profitable, and taxes paid in certain foreign jurisdictions. The Company has established a valuation allowance against its deferred tax asset and reviews this allowance on a periodic basis. At such time that the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized, the valuation allowance will be reduced.


POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS.  The Company's results of
--------------------------------------------
operations historically have fluctuated on a quarterly basis due to numerous factors. These factors may include: the relatively high average selling price of the Company's products; a relatively small number of transactions; the size and timing of new orders; market acceptance of the Company's products; introduction of competitive product offerings and subsequent deferrals in sales orders as competitive products are evaluated by prospective customers; the timing of co-development projects with customers; expense levels; pricing changes; gain or loss of significant customers or distributors; and the general economic conditions in the Company's primary markets. Results could be negatively affected if the semiconductor industry slowed its expansion, or if the healthcare products and process industries, which have not yet adopted computer automated manufacturing on a wide scale, do not develop into a strong market for the Company's FlowStream product line, or if the Company is unsuccessful in managing systems integration projects profitably. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. The operating results in any quarter are not necessarily indicative of results for future financial periods.


LIQUIDITY AND CAPITAL RESOURCES.     As of April 30, 1997, the Company had
--------------------------------
$7,598,000 in cash and cash equivalents, as compared with $9,094,000 in cash and cash equivalents and short term investments at October 31, 1996. The Company used $1,930,000 for operating activities during the six months ended April 30, 1997, compared with $1,355,000 used for operating activities in the same period of the previous fiscal year. Net cash used for operating activities for the six months ended April 30, 1997 primarily resulted from the net loss from the period and an increase in accounts receivable, offset by an increase in accounts payable and deferred revenue.

     Net cash provided by investing activities was $80,000 during the first six months of fiscal 1997, as compared with $1,723,000 net cash used for investing activities for the same period in fiscal 1996. The $80,000 net cash provided by investing activities during the six months ended April 30, 1997 represented sales of short-term investments of $1,000,000, offset by capital expenditures and capitalized software development costs of $682,000 and $238,000.

     Net cash provided by financing activities was $1,547,000 during the first six months of fiscal 1997, which represented borrowing on the new revolving line of credit of $3,051,000, proceeds from issuance of common stock of $288,000 and repayments of borrowing on the $2,000,000 bank promissory note of $1,792,000.

     Under the asset purchase agreement of the Taiwan operations of Systematic Designs International, Inc., the Company may be required to make additional annual performance-based payments (in cash or stock) over a two year period ending on July 8, 1998. Such performance-based payments will be based upon a specified percentage, ranging from 17.5% to 50.0%, of certain revenues, as defined in the purchase agreement.

     Effective as of January 31, 1997, the Company was in default of the profitability, minimum adjusted quick ratio and cash coverage ratio covenants with its existing bank under the Credit Agreement dated April 30, 1996, as amended (the "Credit Agreement"). As of that date, the Company had $1,667,000 outstanding under the Credit Agreement.

     In April 1997, the Company entered into a new revolving line of credit agreement (the "Line of Credit Agreement") under which it can borrow up to $5,000,000, based on eligible accounts receivable. The revolving line of credit is secured by substantially all of the Company's assets, bears interest at the bank's prime rate per annum (8.5% at April 30, 1997) and expires on March 15, 1998. All amounts due under the above mentioned Credit Agreement were repaid when the Company obtained this new revolving line of credit. At April 30, 1997, $3,051,000 was outstanding under the revolving line of credit and the Company's borrowing base exceeded its maximum borrowing capacity. The Line of Credit Agreement requires the Company to maintain certain financial covenants. At April 30, 1997, the Company was not in compliance with one of these covenants. Following the end of the quarter, the Company obtained a waiver from the bank for the default.

     Management believes the existing cash and cash equivalents combined with its borrowing capacity, capital raising ability and cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the next twelve months.

PART II.                OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------
          None

Item 2.   Changes in Securities
          ----------------------
          None

Item 3.   Defaults upon Senior Securities
          --------------------------------
          See discussion in Part I, Item 2 "Liquidity and Capital Resources" section

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its Annual Meeting of Stockholders on March 11, 1997. The stockholders voted on proposals to:

          1.   Elect one (1) Class III Director
          2.   Approve the Company's 1996 Stock Option Plan.
          3. Appoint Arthur Andersen LLP as Independent Accountants for the fiscal year ending October 31, 1997.

          The proposals were approved by the following votes:

                                                           Authority
                                                           Withheld/               Broker
                                                   For      Against    Abstain    Non-votes
                                                --------    -------    -------    ---------
          1.          Election of Class I
                      Director,

                      Jonathan J. Golovin       6,668,136   42,761         --           --

          2.          Approve Company's 1996
                      Stock Option Plan         6,383,823  310,017     17,057           --

          3.          Appoint Arthur
                      Andersen LLP              6,702,197    3,700      5,000           --

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

  10.13 Letter Agreement, dated September 28, 1994, with respect to the employment of Richard Van Hoesen. /6,7/

  10.14 Letter Agreement, dated July 12, 1996 , with respect to the resignation of Thomas Tomasetti. /6,8/

  10.15 Letter Agreement dated June 3, 1996, with respect to the employment of Laurence R. Hootnick. /6,8/

  10.16 Asset Purchase Agreement for the acquisition of the Taiwan operations of Systematic Designs International, Inc. dated July 2, 1996. /10/

  10.17 Letter Agreement dated August 6, 1996, with respect to the employment of Wynn Bowman. /6,9/

  10.18 Letter Agreement dated August 6, 1996, with respect to the employment of Michael J. Field. /6,9/

  10.19      Change of Control Agreement with Laurence R. Hootnick. /11/

  10.20      Change of Control Agreement with Jonathan J. Golovin. /11/

  10.21      Form of Change of Control Agreement for Executive Officers. /11/

  10.22      1996 Stock Option Plan and Forms of Stock Option Agreement. /11/

  27         Financial Data Schedule (available in EDGAR format only).


    /1/ Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

    /2/ Incorporated by reference from exhibit 10.3 to Registrant's Annual Report on Form 10-K for the Year ended October 31, 1990.

    /3/ Incorporated by reference from exhibits 3.1, 3.2 and 10.19, respectively, to Registrant's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1993.

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

    /9/ Incorporated by reference from exhibits of the same number to Registrant's Annual Report on Form 10-K for the Year ended October 31, 1996.

   /10/ Incorporated by reference from exhibit 2.1 to Registrant's Report on Form 8-K filed on July 26, 1996 for the acquisition of the Taiwan operations of Systematic Designs International, Inc.

   /11/ Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997.

   (b).  Reports on Form 8-K

              No report on Form 8-K was filed during the quarter ended April 30, 1997.

                                  Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the chief financial officer of the registrant.


                                     CONSILIUM, INC.
                                ------------------------
                                      (Registrant)



Date  June 13, 1997             by: /s/ Clifton Wong
     ------------------------   ------------------------
                                Clifton Wong
                                Vice President, Finance and
                                Chief Financial Officer