Form 10-Q
period 1997-07-31
CONSILIUM INC
filed 1997-09-12
CIK 795090

                                                    Conformed copy with exhibits



                                   Form 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

      (Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 1997
                              -----------------

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  -----------------

                        Commission File Number 0-17754

                                CONSILIUM, INC.
                                ---------------
            (Exact name of registrant as specified in its charter)



                 Delaware                              94-2523965
                 --------                              ----------
      (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)


485 Clyde Avenue, Mountain View, California              94043
-------------------------------------------              -----
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (650) 691-6100
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

                                                    Yes    X     No
                                                        -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 5, 1997:

Common Stock, $0.01 par value                              8,214,594
-----------------------------                       -----------------------
           Class                                       Number of Shares

                                CONSILIUM, INC.

                                     INDEX


                        PART I.   FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------

Item 1.      Financial Statements:

                 Condensed Consolidated Balance Sheets -
                 July 31, 1997 and October 31, 1996.....................       3

                 Condensed Consolidated Statements of Operations -
                 Three and Nine months ended July 31, 1997 and 1996.....       4

                 Condensed Consolidated Statements of Cash Flows -
                 Nine months ended July 31, 1997 and 1996...............       5

                 Notes to Condensed Consolidated Financial Statements...       6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................       9

Item 3.      Quantitative and Qualitative Disclosures About Market
             Risks......................................................      16


                         PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings..........................................      17

Item 2.      Changes in Securities......................................      17

Item 3.      Defaults upon Senior Securities............................      18

Item 4.      Submission of Matters to a Vote of Security Holders........      18

Item 5.      Other Information..........................................      18

Item 6.      Exhibits and Reports on Form 8-K...........................      18

             Signatures.................................................      22

                         PART I. FINANCIAL INFORMATION
                                CONSILIUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                July 31, 1997              October 31, 1996
                                                -------------              ----------------
                                                 (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                 $         5,474               $        8,094
     Short term investments                                  -                        1,000
     Accounts receivable, net                           14,360                        9,139
     Other current assets                                1,124                        1,114
                                                  -------------                -------------

               Total current assets                     20,958                       19,347

Property and equipment, net                              4,510                        4,827
Software development costs, net                          2,383                        3,094
Goodwill, net                                            1,402                        1,345
Other assets                                               406                          380
                                                  -------------                -------------

               Total assets                    $        29,659               $       28,993
                                                  =============                =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Line of credit / Note payable             $         3,051               $        1,792
     Accounts payable                                    4,257                        4,114
     Other current liabilities and
       accrued expenses                                  6,643                        4,015
     Deferred  revenue                                   8,573                        5,694
                                                  -------------                -------------

               Total current liabilities                22,524                       15,615

Long-term liabilities                                       32                           41
                                                  -------------                -------------

               Total liabilities                        22,556                       15,656
                                                  -------------                -------------


Stockholders' equity                                     7,103                       13,337
                                                  -------------                -------------

               Total liabilities and
                 stockholders' equity           $       29,659               $       28,993
                                                  =============                =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 CONSILIUM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                     Three months ended                    Nine months ended
                                                          July 31,                              July 31,
                                                   1997               1996               1997               1996
                                                 --------           --------           --------           --------
REVENUES:
      Product                                    $  4,420           $  5,773           $ 11,234           $ 13,965
      Services                                      6,405              4,429             18,826             12,312
      Development                                      84                513                514              1,376
                                                 --------           --------           --------           --------
           Total revenues                          10,909             10,715             30,574             27,653
                                                 --------           --------           --------           --------

COST OF REVENUES:
      Product                                         778              1,720              2,483              3,211
      Services                                      3,593              1,888             11,475              4,888
      Development                                    --                  395                369              1,070
                                                 --------           --------           --------           --------
           Total cost of revenues                   4,371              4,003             14,327              9,169
                                                 --------           --------           --------           --------

GROSS MARGIN                                        6,538              6,712             16,247             18,484
                                                 --------           --------           --------           --------

OPERATING EXPENSES:
      Research and development                      3,015              2,727              9,250              8,008
      Selling and marketing                         3,483              3,408             10,094              9,751
      General and administrative                    1,006                954              2,809              3,010
                                                 --------           --------           --------           --------
           Total operating expenses                 7,504              7,089             22,153             20,769
                                                 --------           --------           --------           --------

Loss from operations                                 (966)              (377)            (5,906)            (2,285)

Interest income                                        34                 93                 98                319
Interest expense                                     (102)               (42)              (173)               (42)
                                                 --------           --------           --------           --------

LOSS BEFORE
      INCOME TAX PROVISION                         (1,034)              (326)            (5,981)            (2,008)

PROVISION FOR INCOME TAXES                            147                207                262                579
                                                 --------           --------           --------           --------

NET LOSS                                         $ (1,181)          $   (533)          $ (6,243)          $ (2,587)
                                                 ========           ========           ========           ========

NET LOSS PER SHARE                               $  (0.15)          $  (0.07)          $  (0.78)          $  (0.33)
                                                 ========           ========           ========           ========

SHARES USED IN PER SHARE
      CALCULATIONS                                  8,018              7,838              7,974              7,773
                                                 ========           ========           ========           ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                                  Nine months ended
                                                                                      July 31,
                                                                                1997            1996
                                                                            -------------   -------------
Cash flows from operating activities:
     Net loss                                                             $       (6,243) $       (2,587)
                                                                            -------------   -------------
     Adjustments to reconcile net loss to
      net cash used for operating activities:
       Depreciation and amortization                                               2,694           2,345
       Provision for doubtful accounts                                              -                180
       Change in assets and liabilities:
          Accounts receivable                                                     (5,221)         (1,619)
          Other assets                                                              (213)         (1,053)
          Accounts payable                                                           143           2,642
          Deferred revenue                                                         2,870          (1,360)
          Other liabilities and accrued expenses                                   2,628            (487)
                                                                            -------------   -------------

            Net cash used for operating activities                                (3,342)         (1,939)
                                                                            -------------   -------------

Cash flows from investing activities:
     Capital expenditures                                                           (912)         (2,973)
     Capitalized software development costs                                         (525)           (670)
     Sales of short-term investments                                               1,000           1,478
                                                                            -------------   -------------

            Net cash used for investing activities                                  (437)         (2,165)
                                                                            -------------   -------------

Cash flows from financing activities:
     Proceeds from issuance of common stock and exercise of options                  288             966
     Repayment on note payable                                                    (1,792)            (83)
     Borrowing from line of credit / note payable                                  3,051           2,000
                                                                            -------------   -------------

            Net cash provided by financing activities                              1,547           2,883
                                                                            -------------   -------------

Effect of exchange rate changes on cash                                             (388)            -
                                                                            -------------   -------------
Net decrease in cash and cash equivalents                                         (2,620)         (1,221)
                                                                            -------------   -------------
Cash and cash equivalents at beginning of period                                   8,094          10,686
                                                                            -------------   -------------
Cash and cash equivalents at end of period                                $        5,474  $        9,465
                                                                            =============   =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   INTERIM FINANCIAL DATA

     The interim condensed consolidated financial statements of Consilium, Inc. and its subsidiaries ("the Company") are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial information set forth therein. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996. The Company believes the results of operations for the three and nine months ended July 31, 1997 and the cash flows for the nine months ended July 31, 1997 are subject to fluctuation and are not necessarily indicative of results of operations and cash flows for any future period.

2.   NET LOSS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding during the period. Common equivalent shares have not been included in the calculation of loss per share as their inclusion would be antidilutive.

3.   LINE OF CREDIT

     In April 1997, the Company entered into a revolving line of credit agreement (the "Line of Credit Agreement") under which it can borrow up to $5,000,000, based on eligible accounts receivable. The revolving line of credit is secured by substantially all of the Company's assets, bears interest at the bank's prime rate per annum (8.5% at July 31, 1997) and expires on March 15, 1998. At July 31, 1997, $3,051,000 was outstanding under the revolving line of credit. The Line of Credit Agreement requires the Company to maintain certain financial covenants. At July 31, 1997, the Company was not in compliance with certain of these financial covenants. Following the end of the quarter, the financial covenants were retroactively modified by the bank and the Company was in compliance with all financial covenants, as modified. In connection with this line of credit, the Company granted the bank warrants to purchase 70,000 shares of the Company's Common Stock at an exercise price of $3.98 per share. Such warrants are fully exercisable and expire in April 2002. The warrant holder has certain registration rights with respect to the underlying Common Stock.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     Effective November 1, 1996, the Company adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The effect on the Company's financial position and results of operations, upon adoption, was not significant.

     Also effective November 1, 1996, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The adoption of this new pronouncement did not have any effect on the Company's financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 will become effective in the first quarter of the Company's fiscal year ending October 31, 1998. Upon adoption, all prior-period earnings per share data presented will be restated to conform with SFAS No. 128. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. Pro forma net losses per share assuming SFAS No. 128 had been adopted at the beginning of fiscal 1996 would not be different from the net losses per share as reported in the Company's interim financial statement for the three and nine months ended July 31, 1997.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for disclosure of segment information. SFAS No. 131 will become effective for the Company's fiscal year ending October 31, 1999. The Company anticipates additional disclosure requirements on segment information upon adoption of SFAS No. 131.

5.   RECLASSIFICATIONS

     Certain reclassifications were made to prior year amounts to conform to the fiscal 1997 presentation. These reclassifications did not change the previously reported net loss, total assets or total cash flows of the Company for prior year.

6.   SUBSEQUENT EVENTS

     On August 1, 1997, the Company acquired certain assets of Fast Associates Pte. Ltd. ("FAST"), a Singapore corporation specializing in semiconductor factory automation. The Company purchased two existing semiconductor factory automation contracts, certain tangible and intangible assets and assumed certain liabilities of FAST. The acquisition was accounted for as a purchase. The purchase price consists of an initial payment of 120,000 shares of the Company's common stock valued at $476,000 and future performance-based payments equal to specified percentages of systems integration and related services net operating margin, and net product license and maintenance revenue recognized by the Company in certain countries in Asia for a period of three years ending on August 1, 2000, as follows: 45% of systems integration/services net operating margin, 10% of product license net revenue, and 2.5% of product maintenance net revenue. Such payments may be made in cash or the Company's common stock, at the option of the Company. $1,500,000 of the performance payments are guaranteed, subject to adjustment in future performance payments if estimated revenue levels are not met. Of these guaranteed amounts, a portion was paid in August 1997 by issuance of 75,586 shares of the Company's common stock valued at $300,000. Four additional payments of cash or common stock valued nominally at $300,000 each will be paid at intervals of ninety days, beginning

     November 1, 1997. Shares issued in connection with this transaction have certain registration rights.

     Also, in August 1997, the Company entered into 8% Convertible Preferred Stock Subscription Agreements with three private institutional investors (collectively the "Purchasers'), pursuant to which the Company sold to the Purchasers on August 19, 1997 (the "Closing Date") an aggregate of 3,000 newly issued shares of Series A Preferred Stock of the Company (the "Preferred Shares") at a price of $1,000 per share and an aggregate gross proceeds to the Company of $3,000,000, before deducting expenses. Each share of Preferred Stock is convertible, without the payment of any further consideration, into shares of Common Stock of the Company, as follows:

       A. Six months after the Closing Date, provided that the closing bid price of the Common Stock of the Company as reported on the Nasdaq National Stock Market ("Nasdaq") on the date of conversion (the "Closing Bid Price") is $5.00 or greater, each Purchaser may convert each of its Preferred Shares into a number of shares of Common Stock of the Company equal to (a) $1,000 divided by (b) the average closing bid price of the Common Stock of the Company as reported on Nasdaq for the five consecutive trading days prior to the date of conversion, discounted by 15%, but in any case no less than $1.95 and no greater than (i) the difference between the Closing Bid Price and $1.95, plus
          (ii) the Closing Bid Price; provided, however, that the Company shall not be obligated, at any time prior to nine months after the Closing Date, to convert, in the aggregate, more than 25% of the total Preferred Shares.

       B. Nine months after the Closing Date, provided that the Closing Bid Price is $5.00 or greater, each Purchaser may convert each of its Preferred Shares into a number of shares of Common Stock of the Company equal to (a) $1,000 divided by (b) the average closing bid price of the Common Stock of the Company as reported on Nasdaq for the five consecutive trading days prior to the date of conversion, discounted by 17%, but in any case no less than $1.95 and no greater than (i) the difference between the Closing Bid Price and $1.95 plus
          (ii) the Closing Bid Price; provided, however, that the Company shall not be obligated, at any time prior to one year after the Closing Date, to convert, in the aggregate, more than 50% of the total Preferred Shares.

       C. One year after the Closing Date, each Purchaser may convert each of its Preferred Shares into a number of shares of Common Stock of the Company equal to (a) $1,000 divided by (b) the average closing bid price of the Common Stock of the Company as reported on Nasdaq for the five consecutive trading days prior to the date of conversion, discounted by 18%; but in any case no less than $1.95 and no greater than (i) the difference between the Closing Bid Price and $1.95 plus
          (ii) the Closing Bid Price.

     The Preferred Stock has the right to cumulative dividends at 8% per annum through conversion. The Preferred Stock cannot be converted for six months following the Closing Date and will automatically convert, if not earlier converted by the holders, no later than 24 months following the Closing Date. The Preferred Stock has no voting rights. The holders of Series A Preferred Stock have certain registration rights with respect to the underlying Common Stock.

     In connection with the issuance of Series A Convertible Preferred Stock, the Company granted the placement agents warrants to purchase an aggregate of 150,000 shares of the Company's Common Stock at an exercise price equal to 125% of the average closing bid price of the Common Stock of the Company as reported on Nasdaq for the five consecutive trading days prior to August 19, 1997. The warrants are fully exercisable and expire in August, 2002. The warrants holders have certain registration rights with respect to the underlying Common Stock.

     Each of the Purchasers and warrants holders are accredited investors who purchased such shares for investment purposes, as transactions not involving a public offering pursuant to the exemption from registration provisions of Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.




ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties, including but not limited to, statements regarding expected fluctuations in the timing and size of orders for FlowStream product from the healthcare products and process industries and expected development revenues. The Company's actual results could differ significantly from the results discussed in the forward-looking statements in the section entitled "Potential Fluctuations in Quarterly Results". Factors that could cause or contribute to such differences include, among others, those discussed below as well as those discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1996. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS
---------------------

REVENUES.  Total revenues for the third quarter of fiscal 1997 increased 2% to
--------
$10,909,000, compared with $10,715,000 in the third quarter of fiscal 1996. Revenues for the first nine months of fiscal 1997 increased 11% to $30,574,000, compared with $27,653,000 in the same period of fiscal 1996. For the three and nine months ended July 31, 1997, the increases in total revenues over the same periods of the previous fiscal year were primarily due to a higher level of services revenues in the Asia/Pacific region, partially offset by a lower level of overall product and development revenues.

     Percentage of total revenues for the three and nine months ended July 31, 1997 and 1996 by geographic region were as follows:

                                       Three months ended  Nine months ended
                                           July 31,             July 31,
                                        1997       1996      1997      1996
                                        ----       ----      ----      ----

     North America                       55%        61%       48%       57%
     Europe                              21%        17%       19%       17%
     Asia/Pacific                        24%        22%       33%       26%

     The proportional decreases in sales to North America for the three and nine months ended July 31, 1997 were due to lower product license sales in the North America region. The proportional increases in sales to Asia/Pacific for the three and nine months ended July 31, 1997 were primarily due to services revenue associated with the Company's new systems integration services business in the Asia/Pacific region.

     Percentage of total revenues for the three and nine months ended July 31, 1997 and 1996 by business unit were as follows:

                                      Three months ended    Nine months ended
                                            July 31,             July 31,
                                       1997        1996      1997       1996
                                       ----        ----      ----       ----
Semiconductor and Electronics
Business Unit
  (WorkStream DFS(TM))                  81%         71%       86%        80%

Healthcare Products and Process
Industries Business Unit
  (FlowStream(R))                       19%         29%       14%        20%

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

Product Revenues.  Product revenues for the three and nine months ended July
----------------
31, 1997 decreased 23% and 20% over the same periods of the previous fiscal year. The decreases were primarily due to lower product revenue levels from the Company's WorkStream DFS and FlowStream product lines during the periods, as described below:

     Product revenues attributable to products in the Company's Workstream DFS product line decreased 8% to $3,307,000 during the three months ended July 31, 1997, as compared with $3,592,000 for the same period in fiscal 1996. For the nine months ended July 31, 1997, product revenues from the WorkStream DFS product line decreased 15% to $9,763,000, as compared with $11,540,000 in the previous fiscal year. The period over period decreases were primarily due to fluctuations in timing of new orders for WorkStream(R) products from new semiconductor fabrications and the recent slowdown in the semiconductor industry.

     Product revenues attributable to FlowStream for the three months ended July 31, 1997 were $1,113,000, as compared to $2,181,000 for the same period in fiscal 1996. For the nine months ended July 31, 1997, FlowStream revenues were $1,471,000, as compared to $2,424,000 for the same period in the previous fiscal year. The period over period decreases were attributable to fluctuations in the size and timing of orders for FlowStream product from the healthcare products and process industries, which included recognition of a $2 million sales transaction from a customer in July 1996. The Company expects to continue to see such fluctuations in FlowStream product revenues until there is a higher level of acceptance of the FlowStream products.

Services Revenues.  Services revenues for the three months ended July 31, 1997
-----------------
increased 45% to $6,405,000, compared with $4,429,000 for the same period of fiscal 1996. For the nine months ended July 31, 1997, services revenues increased 53% to $18,826,000, compared with $12,312,000 for the same period of fiscal 1996. Services revenues are primarily from annual software maintenance fees, systems integration services relating to the Workstream DFS(TM) product line, specialized programming services, resident and application consulting services and customer training. The increases in services revenues for the three and nine months ended July 31, 1997 were primarily due to increased revenues derived from the Company's new systems integration business and higher maintenance revenue levels from the Company's WorkStream product lines. Services revenues normally are subject to fluctuations primarily due to the timing of new contracts and the completion of existing projects.

Development Revenues.  Development revenues for the three months ended July
--------------------
31, 1997 decreased 84% to $84,000, compared with $513,000 for the same period of fiscal 1996. For the nine months ended July 31, 1997, development revenues decreased 63% to $514,000, compared with $1,376,000 for the same period of fiscal 1996. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with participating third parties having the right to license and use the software, often sooner than otherwise would have occurred. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into and the state of completion of such projects. The decreases in development revenues during the three and nine months ended July 31, 1997 were primarily due to the completion of most existing funded development projects. Based on current internal development resource allocations and projects planned, the Company expects that development revenues in fiscal 1997 will continue to decrease significantly from prior year levels, although the Company may take on additional development projects in the future if business and strategic objectives of the Company are met by such projects.

COSTS AND EXPENSES
------------------

Cost of Product Revenues.  Cost of product revenues for the three months ended
------------------------
July 31, 1997 decreased 55% to $778,000, compared with $1,720,000 for the same period of the previous fiscal year. The absolute dollar and percentage decreases in cost of product revenues for the three months ended July 31, 1997 were primarily due to the mix of lower product license sales and lower third party software product costs, compared with the same period of fiscal 1996. For the nine months ended July 31, 1997, cost of product revenues decreased 23% to $2,483,000, compared with $3,211,000 for the same period of fiscal 1996. The absolute dollar and percentage decreases in cost of product revenues for the nine months ended July 31, 1997 were primarily due to lower product license sales during the period. Cost of product revenues includes amortization of capitalized software development costs, royalties, and purchased software which is resold to the end customer, typically along with the Company's own software. Depending on the mix of sales of proprietary software (and the variance in associated third party royalties) and additional third party software relating to specific orders, the associated costs of product revenue can vary significantly. Product costs as a percentage of product revenues for the three and nine months ended July 31, 1997 were 18% and 22%, respectively, compared with 30% and 23% for the same periods of the previous year. The decrease in cost of product revenues for the three months ended July 31, 1997 as a percentage of product revenues was attributable to lower third party product costs and lower royalties associated with the product revenues during the period.

Cost of Services Revenues.  Cost of services revenues increased 90% to
-------------------------
$3,593,000 for the three months ended July 31, 1997, compared with $1,888,000 for the same period of the previous fiscal year. For the nine months ended July 31, 1997, cost of services revenues increased 135% to $11,475,000, compared with $4,888,000 for the same period of the previous fiscal year. The increases in absolute dollars and percentage of cost of services revenues were primarily due to the hiring of additional services personnel, both permanent and sub-contracted, to add to the Company's ability to support the new systems integration services business and to enhance the Company's ability to meet customer requirements for customer support and consulting services. Cost of services revenues was 56% and 61% of total services revenues for the three and nine months ended July 31, 1997, respectively, compared with 43% and 40% in the comparable periods of fiscal 1996. The increase in cost of services revenues as a percentage of services revenues was primarily due to the Company's investment in its new systems integration services business in fiscal 1997.

Cost of Development Revenues.  Cost of development revenues decreased 100% to $0
----------------------------
for the three months ended July 31, 1997, compared with $395,000 for the same period of the previous fiscal year. The absolute dollar decrease in cost of development revenues for the three months ended July 31, 1997 was primarily due to no development costs associated with the existing development project during the period. For the nine months ended July 31, 1997, cost of development revenues decreased 66% to $369,000, as compared to $1,070,000 for the same period of fiscal 1996. The absolute dollar decrease in cost of development revenues for the nine months ended July 31, 1997 was primarily due to lower development revenue levels during the period. Cost of development revenues was 0% and 72% of total development revenues for the three and nine months ended July 31, 1997, compared with 77% and 78% in the comparable periods of fiscal 1996. The significant decrease in cost of development revenues as a percentage of development revenues for the three months ended July 31, 1997 was primarily due to the existing development project having no associated costs during the period. Development costs, which may vary significantly from project to project, include direct labor costs associated with development contracts and porting projects as well as third party consulting expenses.

Research and Development Expenses.  Research and development expenses
---------------------------------
represented 28% and 30% of total revenues for the three and nine month periods ended July 31, 1997, respectively, compared with 25% and 29% for the same periods of the previous fiscal year. The increase in the percentage of research and development expenses as a percentage of total revenues in the recent three month period compared with the same quarter last year was due to the higher level of overall research and development activity. Expenses were $3,015,000 and $9,250,000 for the three and nine months ended July 31, 1997, respectively, as compared to

$2,727,000 and $8,008,000 for the same periods of the previous fiscal year. The increases in the absolute dollar amount of research and development expenses for the three and nine months ended July 31, 1997 were primarily due to the hiring of additional research and development personnel, permanent and sub-contracted, primarily to add computing platform options and functional enhancements for the Company's products. Included in research and development expenses are costs associated with the development of new products and the costs of enhancing and maintaining existing products.

     Software development expenditures of $287,000 and $180,000 were capitalized for the three months ended July 31, 1997 and 1996, respectively. The amounts represent approximately 9% and 6% of total research and development expenditures during such periods. The absolute dollar and percentage increases were due to an increase in the amount of software development costs eligible for capitalization during the quarter ended July 31, 1997. In accordance with SFAS No. 86, the amount of research and development expenditures capitalized in a given time period depends upon the amount of development work performed subsequent to the establishment of technological feasibility for a product. Accordingly, amounts capitalized may vary from period to period.

Selling and Marketing Expenses.  Selling and marketing expenses represented 32%
------------------------------
and 33% of total revenues for the three and nine months ended July 31, 1997, respectively, as compared with 32% and 35% for the same periods of fiscal 1996. The decrease in sales and marketing expenses as a percentage of total revenues during the nine months ended July 31, 1997 was due to a higher level of sales activities, offset by a relatively slight increase in selling and marketing expenses during the period. Selling and marketing expenses were $3,483,000 and $10,094,000 for the three and nine months ended July 31, 1997, respectively, compared with $3,408,000 and $9,751,000 for the same periods of the previous year. The increases in the absolute dollar amount of selling and marketing expenses for the three and nine months ended July 31, 1997, compared with the same periods in fiscal 1996, were primarily due to an overall increase in headcount and related travel expenses during the first and third quarter of fiscal 1997.

General and Administrative Expenses.  General and administrative expenses
-----------------------------------
include the costs of the finance, accounting, legal and administrative operations of the Company and represented 9% and 9% of total revenues for the three and nine month periods ended July 31, 1997, respectively, as compared with 9% and 11% for the same periods of the previous fiscal year. The proportional decrease in general and administrative expenses as a percentage of total revenues for the nine months ended July 31, 1997 was due to a higher level of revenues and overall reduction in expenses. General and administrative expenses were $1,006,000 and $2,809,000 for the three and nine months ended July 31, 1997, compared to $954,000 and $3,010,000 for the same periods in fiscal 1996. The increase in absolute dollars for the three months ended July 31, 1997 was primarily due to higher travel expenses during the recent quarter compared to the same period of the previous year. The decrease in absolute dollars for the nine months ended July 31, 1997 was primarily due to a decrease in legal fees compared to the same period of the previous year, and the non-recurring costs of the Company's move to its new facilities in the second quarter of fiscal 1996.

Interest Income and Expense.  Interest income was $34,000 and $98,000 for the
---------------------------
three and nine months ended July 31, 1997, respectively, compared to $93,000 and $319,000 for the same periods in the previous fiscal year. Lower invested cash balances and slightly lower interest rate levels accounted for the decrease in interest income. Interest expense was $102,000 and

$173,000 for the three and nine months ended July 31, 1997, respectively, compared to $42,000 and $42,000 for the same periods in fiscal 1996. The increase in interest expense was primarily due to higher outstanding short term borrowings during the periods.

Provision for Income Taxes.  The income tax provision for the nine months ended
--------------------------
July 31, 1997 represents taxes on earnings of certain foreign subsidiaries, which are profitable, and taxes paid in certain foreign jurisdictions. The Company has established a valuation allowance against its deferred tax asset and reviews this allowance on a periodic basis. At such time that the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized, the valuation allowance will be reduced.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS.  The Company's results of
-------------------------------------------
operations historically have fluctuated on a quarterly basis due to numerous factors. These factors may include: the relatively high average selling price of the Company's products; a relatively small number of transactions; the size and timing of new orders; market acceptance of the Company's products; introduction of competitive product offerings and subsequent deferrals in sales orders as competitive products are evaluated by prospective customers; the timing of co-development projects with customers; expense levels; pricing changes; gain or loss of significant customers or distributors; and the general economic conditions in the Company's primary markets. Results have been negatively affected as the semiconductor industry slowed its expansion and will continue to be negatively impacted if the slowdown continues, or if the healthcare products and process industries, which have not yet adopted computer automated manufacturing on a wide scale, do not develop into a strong market for the Company's FlowStream product line, or if the Company is unsuccessful in managing systems integration projects profitably. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter. The operating results in any quarter are not necessarily indicative of results for future financial periods.


LIQUIDITY AND CAPITAL RESOURCES.  As of July 31, 1997, the Company had
--------------------------------
$5,474,000 in cash and cash equivalents, as compared with $9,094,000 in cash and cash equivalents and short term investments at October 31, 1996. The Company used $3,451,000 for operating activities during the nine months ended July 31, 1997, compared with $1,939,000 used for operating activities in the same period of the previous fiscal year. Net cash used for operating activities for the nine months ended July 31, 1997 primarily resulted from the net loss from the period and an increase in accounts receivable related to the longer collection cycles for certain systems integration projects, offset by an increase in deferred revenue, other liabilities and accrued expenses.

     Net cash used for investing activities was $437,000 during the first nine months of fiscal 1997, as compared with $2,165,000 of net cash used for investing activities for the same period in fiscal 1996. The $437,000 net cash used for investing activities during the nine months ended July 31, 1997 represented capital expenditures and capitalized software development costs of $912,000 and $525,000, respectively, offset by sales of short-term investments of $1,000,000.

     Net cash provided by financing activities was $1,656,000 during the first nine months of fiscal 1997, which represented proceeds from borrowings on the new revolving line of credit of $3,051,000, proceeds from issuance of common stock of $397,000 less debt repayments of $1,792,000.

     Under the asset purchase agreement to purchase the Taiwan operations of Systematic Designs International, Inc., the Company may be required to make additional annual performance-based payments (in cash or stock) over a two year period ending on July 8, 1998. Such performance-based payments will be based upon a specified percentage, ranging from 17.5% to 50.0%, of certain revenues, as defined in the purchase agreement.

     In April 1997, the Company entered into a revolving line of credit agreement (the "Line of Credit Agreement") under which it can borrow up to $5,000,000, based on eligible accounts receivable. The revolving line of credit is secured by substantially all of the Company's assets, bears interest at the bank's prime rate per annum (8.5% at July 31, 1997) and expires on March 15, 1998. At July 31, 1997, $3,051,000 was outstanding under the revolving line of credit. The Line of Credit Agreement requires the Company to maintain certain financial covenants. At July 31, 1997, the Company was not in compliance with certain of these financial covenants. Following the end of the quarter, the financial covenants were retroactively modified by the bank and the Company was in compliance with all financial covenants, as modified. In connection with this line of credit, the Company granted the bank warrants to purchase 70,000 shares of the Company's Common Stock at an exercise price of $3.98 per share. Such warrants are fully exercisable and expire in April 2002. The warrant holder has certain registration rights with respect to the underlying Common Stock.

     Under the asset purchase agreement to purchase certain tangible and intangible assets from FAST Associates, Pte. Ltd., the Company may be required to make additional annual performance-based payments (in cash or stock) over a three year period ending on August 1, 2000. Such performance-based payments will be based upon specified percentages of certain systems integration and related services net operating margin, and certain net product license and maintenance revenues, as defined in the purchase agreement.

     In August 1997, the Company entered into 8% Convertible Preferred Stock Subscription Agreements with three private institutional investors (collectively the "Purchasers'), pursuant to which the Company sold to the Purchasers on August 19, 1997 an aggregate of 3,000 newly issued shares of Series A Preferred Stock of the Company at a price of $1,000 per share and an aggregate gross proceeds to the Company of $3,000,000, before deducting expenses. See Note 6 of Notes to Condensed Consolidated Financial Statements for a description of the conversion rights of the holders. The Preferred Stock has the right to cumulative dividends at 8% per annum through conversion. The Preferred Stock cannot be converted for six months following the closing and will automatically convert, if not earlier converted by the holders, no later than 24 months following the closing. The holders of Series A Preferred Stock have certain registration rights with respect to the underlying Common Stock.

     Management believes the existing cash and cash equivalents including cash raised from the Preferred Stock Subscription, combined with its borrowing capacity and cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the next twelve months.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
               -----------------------------------------------------------

     Not applicable

PART II.      OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------
          None

Item 2.   Changes in Securities
          ---------------------
          In August 1997, the Company entered into 8% Convertible Preferred Stock Subscription Agreements with three private institutional investors (collectively the "Purchasers'), pursuant to which the Company sold to the Purchasers on August 19, 1997 (the "Closing Date") an aggregate of 3,000 newly issued shares of Series A Preferred Stock of the Company (the "Preferred Shares") at a price of $1,000 per share. Each share of Preferred Stock is convertible, without the payment of any further consideration, into shares of Common Stock of the Company, as follows:

          A. Six months after the Closing Date, provided that the closing bid price of the Common Stock of the Company as reported on the Nasdaq National Stock Market ("Nasdaq") on the date of conversion (the "Closing Bid Price") is $5.00 or greater, each Purchaser may convert each of its Preferred Shares into a number of shares of Common Stock of the Company equal to (a) $1,000 divided by (b) the average closing bid price of the Common Stock of the Company as reported on Nasdaq for the five consecutive trading days prior to the date of conversion, discounted by 15%, but in any case no less than $1.95 and no greater than (i) the difference between the Closing Bid Price and $1.95, plus (ii) the Closing Bid Price; provided, however, that the Company shall not be obligated, at any time prior to nine months after the Closing Date, to convert, in the aggregate, more than 25% of the total Preferred Shares.

          B. Nine months after the Closing Date, provided that the Closing Bid Price is $5.00 or greater, each Purchaser may convert each of its Preferred Shares into a number of shares of Common Stock of the Company equal to (a) $1,000 divided by (b) the average closing bid price of the Common Stock of the Company as reported on Nasdaq for the five consecutive trading days prior to the date of conversion, discounted by 17%, but in any case no less than $1.95 and no greater than (i) the difference between the Closing Bid Price and $1.95 plus (ii) the Closing Bid Price; provided, however, that the Company shall not be obligated, at any time prior to one year after the Closing Date, to convert, in the aggregate, more than 50% of the total Preferred Shares.

          C. One year after the Closing Date, each Purchaser may convert each of its Preferred Shares into a number of shares of Common Stock of the Company equal to (a) $1,000 divided by (b) the average closing bid price of the Common Stock of the Company as reported on Nasdaq for the five consecutive trading days prior to the date of conversion, discounted by 18%; but in any case no less than $1.95 and no greater than (i) the difference between the Closing Bid Price and $1.95 plus (ii) the Closing Bid Price.

          The Preferred Stock has the right to cumulative dividends at 8% per annum through conversion. The Preferred Stock cannot be converted for six months following the Closing Date and will automatically convert, if not earlier converted by the holders, no later than 24 months following the Closing Date. The Preferred Stock has no voting rights. The holders of Series A Preferred Stock have certain registration rights with respect to the underlying Common Stock.

          Each of the Purchasers are accredited investors who purchased such shares for investment purposes, as transactions not involving a public offering pursuant to the exemption from registration provisions of
          Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

Item 3.   Defaults upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5.   Other Information
          ------------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a). List of Exhibits

  Exhibit
  Number       Exhibit Title
  ------       -------------
  2.1          Asset Purchase Agreement for the acquisition of FAST Associates,
               Pte. Dated July 31, 1997. /12/

  3.1          Certificate of Incorporation of the Company. /3/

  3.2          By-Laws of the Company. /3/

  3.3          Certificate of Designation of Series A Convertible Preferred
               Stock.

  4.1 Form of Warrant Agreement dated April 1, 1997 between the Company and Imperial Bank.

  4.2 Form of 8% Convertible Preferred Stock Subscription Agreement for the Sale of an Aggregate $3 million worth of Preferred Shares to certain private institutional investors dated August 19, 1997.

  4.3          Form of Warrant Agreement dated August 19, 1997 between the
               Company and certain placement agents.


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

  10.6         Form of Director and Officer Indemnity Agreement. /4/

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

  10.12 Letter Agreement, dated August 5, 1994, with respect to the employment of Edward Norton. /6,7/

  10.13 Letter Agreement, dated September 28, 1994, with respect to the employment of Richard Van Hoesen. /6,7/

  10.14 Letter Agreement, dated July 12, 1996 , with respect to the resignation of Thomas Tomasetti. /6.,8/

  10.15 Letter Agreement dated June 3, 1996, with respect to the employment of Laurence R. Hootnick. /6,8/

  10.16 Asset Purchase Agreement for the acquisition of the Taiwan operations of Systematic Designs International, Inc. dated
               July 2, 1996. /10/


  10.17 Letter Agreement dated August 6, 1996, with respect to the employment of Wynn Bowman./6,9/

  10.18 Letter Agreement dated August 6, 1996, with respect to the employment of Michael J. Field./6,9/

  10.19        Change of Control Agreement with Laurence R. Hootnick./11,6/

  10.20        Change of Control Agreement with Jonathan J. Golovin./11,6/

  10.21        Form of Change of Control Agreement for Executive Officers./11,6/

  10.22        1996 Stock Option Plan and Forms of Stock Option Agreement./11,6/

  10.23        Security and Loan Agreement dated April 1, 1997 between the
               Company and Imperial Bank.

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

       /12/ Incorporated by reference from exhibit 2.1 to Registrant's Report on Form 8-K/A filed on September 9, 1997 for the acquisition of FAST Associates, Pte. Ltd. This agreement is subject to a confidential treatment report which has been filed by the Registrant.

   (b).       Reports on Form 8-K

                    Report filed on August 15, 1997 on Acquisition of FAST Associates, Pte. Ltd.

                    Report filed on September 9, 1997 on Acquisition of FAST Associates, Pte. Ltd.

                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the chief financial officer of the registrant.


                                                    CONSILIUM, INC.
                                        -------------------------------------
                                                     (Registrant)



Date       September 12, 1997           by:    /s/ Clifton Wong
     -----------------------------         ----------------------------------
                                            Clifton Wong
                                            Vice President, Finance and
                                            Chief Financial Officer