Form 10-K
period 1997-10-31
CONSILIUM INC
filed 1998-01-29
CIK 795090

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             --------------------
                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997
                                       OR
             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER:  0-17754

                                CONSILIUM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                       94-2523965
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                                485 CLYDE AVENUE
                            MOUNTAIN VIEW, CA 94043
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                        TELEPHONE NUMBER (650) 691-6100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X    NO
                                              -       -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     The aggregate market value of Common Stock held by non-affiliates of the Registrant as of October 31, 1997 was approximately $15,623,850.58. Shares of Common Stock held by each executive, director and 5% or greater shareholder have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of October 31, 1997, there were approximately 8,290,290 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Stockholders to be held March 18, 1998 are incorporated by reference in Part III.

                                                CONSILIUM, INC.
                                                  FORM 10-K

                                               TABLE OF CONTENTS

                                                    PART I                                                      PAGE NO.
                                                                                                                --------

Item 1.         Business..................................................................................         3
Item 2.         Properties................................................................................        17
Item 3.         Legal Proceedings.........................................................................        17
Item 4.         Submission of Matters to a Vote of Security Holders.......................................        17

                                                    PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.....................         18
Item 6.         Selected Financial Data...................................................................         19
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................................................         20
Item 8.         Financial Statements and Supplementary Data...............................................         45
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosures.................................................................         65

                                                    PART III

Item 10.        Directors and Executive Officers of the Registrant........................................         65
Item 11.        Executive Compensation....................................................................         66
Item 12.        Security Ownership of Certain Beneficial Owners and Management............................         66
Item 13.        Certain Relationships and Related Transactions............................................         66

                                                     PART IV

Item 14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K.........................         67
                Signatures................................................................................         72

                                     PART I


ITEM 1.   BUSINESS

     Consilium is a leading independent supplier of enterprise-wide, integrated manufacturing execution systems ("MES") software and services, based on its revenues. MES software tracks the five essential elements of the manufacturing plant floor -- materials, equipment, personnel, specifications/work instructions and facility conditions--in real time, correlates the data for true visibility and control of manufacturing operations and automates direct production operations. This access to comprehensive, up-to-date information about the production process enables manufacturers to identify and implement manufacturing Best Practices in the areas of cost, quality, service, compliance and speed. Such continuous improvement in the area of production thus enables companies to use their manufacturing operations for competitive advantage and to optimize performance of the business as a whole.

     The Company develops, markets and sells two distinct software product lines, aimed at different manufacturing industries. The Company's WorkStream DFS (Distributed Factory System) product line is targeted at manufacturers who produce their products in discrete lots or batches, particularly those in the semiconductor and electronics industries. The Company's FlowStream product line is targeted at regulated or complex industries that employ batch process manufacturing such as pharmaceuticals, medical devices and specialty chemicals. A comprehensive range of services complement these products, including pre- and post-implementation consulting, a Customer Response Center and product training. In addition, the Company recently added by acquisition significant service offerings in South Asia to provide automated factory system integration capabilities to customers.

     Through its direct sales force, the Company markets its WorkStream DFS and FlowStream product lines in North America, Europe and Asia. The Company also markets its products through distributors in Japan, Israel, Italy and Taiwan. To date, software from the Company's WorkStream DFS product line has been purchased by more than 100 companies for 250 sites in 20 countries, and the Company's FlowStream product has been purchased by 18 companies for more than 30 sites in eight countries.

     The Company was incorporated in California in October 1978 to provide consulting services and released its first standard software product in fiscal 1983. The Company reincorporated in the state of Delaware in March 1991.

STRATEGY

     In mid-fiscal 1996, Consilium reorganized its sales and services organization into two separate groups, in order to improve focus on its core business areas. The resulting organizations are the Semiconductor and Electronics Business Group and the Healthcare Products and Process Industries Business Group. The Company's two product lines correspond to its core business areas as follows: the WorkStream DFS product line is targeted at the semiconductor and electronics industries, and the FlowStream product line is targeted at the healthcare products (pharmaceuticals, medical devices and biotechnology), chemical and other process industries.

     Consilium's strategy is to offer more comprehensive manufacturing system solutions that match the increasing automation required by most new semiconductor fabrication facilities. To reach this goal, Consilium has begun to offer systems integration services under its Semiconductor and Electronics Business Group, primarily to its Asian customers. The Company integrates third-party automation software with its own proprietary software to offer a more comprehensive, pre-integrated solution. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK--Development of Systems Integration Services Business and Management of Systems Integration Projects." The Company utilizes both internal and external resources to provide systems integration services. In July 1996, the Company acquired the Taiwan operations of SDI, a systems integrator for the semiconductor industry. (See Note 3 of Notes to Consolidated Financial Statements.) The Company is also utilizing Fuji Research Institute, a Japanese systems integration firm, to provide both automation software and systems integration services in Asia. In July 1997, the Company acquired the systems integration operations of FAST, a Singapore corporation, to further enhance its systems integration capabilities in Taiwan and Singapore. (See Note 3 of Notes to Consolidated Financial Statements.) The Company believes that its systems integration services offering enhances its ability to market the WorkStream DFS product line, particularly in Asia, by offering comprehensive interface solutions to its customers.

BACKGROUND

     The goal of applying computer automation to the manufacturing environment is improved efficiency and lowered costs, both direct and indirect. There are several different computer software applications which are designed for various stages of the product life cycle, from computer-aided engineering and design to computer-assisted production on the plant floor.

     Manufacturing execution systems are software applications specifically designed to manage production operations on the plant floor. Some industries, such as semiconductors, have long seen the benefit of using MES software and are considered to have fully accepted MES as a critical tool for manufacturing. Companies in other industries, such as pharmaceuticals, are not as familiar with the benefits of MES, and therefore are slower to adopt what is to them a still unproven concept. Across many industries, there is a growing need for tools that can help improve manufacturing performance, cost, quality, customer service and regulatory pressures on manufacturers increase.

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

     A manufacturing execution system such as the Company's WorkStream DFS product line provides the tools which discrete, lot-based manufacturers need to execute their manufacturing plan and collect the data which will enable them to analyze and control production. Typical discrete, lot-based industries include semiconductor, disk drive and assembly operations in the commercial aircraft, aerospace and defense industries. Such industries benefit from MES for different reasons. For semiconductor companies, the visibility and control provided by MES can enable various measurements of efficiency, such as capital equipment utilization and quality. For aerospace manufacturers, assurance of regulatory compliance is key, and MES provides both control mechanisms and reporting capabilities to address this. Indirect labor usage is also a critical measurement for the aerospace and defense industries, and MES provides the tools to both account for and reduce indirect labor usage.

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

     Chemical companies confront both an increasingly stringent regulatory environment and mounting global competition in nearly all segments of the industry. In addition, the need to package end products in multiple forms presents a unique challenge. Therefore, in addition to tracking precisely all materials resulting from the manufacturing process - primary products, co- and by-products, and various forms of waste - chemical manufacturers must also amass enough detailed information about their operations to discover ways to improve them from the cost or quality standpoint. The process control systems currently used by the majority of these companies cannot provide this higher level information, nor can their Enterprise Resource Planning ("ERP") systems provide the detail required to empower this continuous improvement approach. Chemical manufacturers' competitive situation drives them to seek new and more comprehensive tools.

     An MES such as the Company's FlowStream product provides pharmaceutical and chemical manufacturers with a tool for achieving both regulatory compliance and manufacturing improvement.

PRODUCTS

     The Company develops, markets and sells two distinct software product lines, aimed at different manufacturing industries. The Company's WorkStream DFS product line is targeted at manufacturers who produce their products in discrete lots or batches, particularly those in the semiconductor and electronics industries. The Company's FlowStream product line is targeted at regulated or complex industries that employ batch process manufacturing such as pharmaceuticals, medical devices and specialty chemicals. Revenues from licenses of the WorkStream DFS family of products have historically represented a substantial majority of the Company's product revenues (approximately 76%, 82% and 87% of the Company's total license revenue in fiscal 1995, 1996 and 1997, respectively).

     Both the WorkStream DFS and FlowStream product lines monitor and control the five essential elements of manufacturing -- materials, equipment, personnel, specifications/work instructions and facilities -- in real time, correlate the data for true visibility and control of manufacturing operations and support automation. This access to comprehensive, up-to-date information about the production process enables manufacturers to identify and implement manufacturing Best Practices in the areas of cost, quality, service, compliance and speed. Such continuous improvement in the area of production thus enables companies to use their manufacturing operations for competitive advantage, and to optimize performance of the business as a whole.

     In fiscal 1997, the average selling price for a new installation of the WorkStream DFS product line was approximately $200,000. The average sales price for the FlowStream product line in fiscal 1997 was approximately $182,000 for an initial installation.

     WorkStream DFS Product Line.  The Company's WorkStream DFS product line
     ---------------------------
includes WorkStream and WorkStream Open, as well as a set of application servers and a connecting "message bus," or network which, when used with either WorkStream or WorkStream Open, form a WorkStream DFS system. Within WorkStream DFS, there are available more than 20 integrated software modules sharing a common database and graphical user interface, grouped into four benefits or solutions areas: tracking; quality and engineering management; planning and process automation. The application servers provide capabilities primarily in the areas of automation and quality.

     WorkStream DFS monitors and controls discrete manufacturing operations, where product lots or batches are kept intact throughout the production process. WorkStream DFS also provides tools to enhance productivity in indirect labor functions such as quality control, production planning and facilities maintenance. Discrete manufacturers most commonly use WorkStream DFS systems to:

          .    reduce cycle times and meet just-in-time deliveries
          .    lower indirect labor costs
          .    reduce scrap and rework; increase yield
          .    increase utilization of capital equipment
          .    improve quality
          .    reduce regulatory compliance costs and
          .    shorten response times to equipment breakdowns

     The WorkStream DFS system's modular design allows customers to license only those functions necessary for their current business needs and to add functions as their requirements evolve.

     The WorkStream application was initially developed to run on Digital Equipment Corporation's line of VAX computers, using Digital's proprietary VMS operating system with Oracle Corporation's CODASYL DBMS database. In 1992, WorkStream was ported to Hewlett-Packard Company's HP 9000 computers running under the HP-UX UNIX operating system and the Informix relational database. The new product was named WorkStream Open. The development of WorkStream Open incorporated several technologies, including client/server architecture, X-windows terminal access, Motif user interface standard, SQL database and POSIX compliance. In early fiscal 1997, the Company announced the port of WorkStream to Digital's Alpha platform running the Open VMS operating system, providing a migration path for VAX users to Digital's newer technology platform.

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

     The Company is developing a Windows NT-based user interface and application server for the WorkStream DFS product line. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK--New Products and
Rapid Technological Change; Risk of Product Defects."

     In early fiscal 1996, Consilium announced its intent to create a total supply chain management solution for the semiconductor industry. Total supply chain management is an initiative adopted by manufactures in multiple industries to improve the access to and flow of information between receipt of a customer order and delivery of products. The first phase of the Company's two-phase supply chain management solution was completed in 1996, with the integration of the Company's WorkStream DFS software with Oracle Corporation's order processing, financial and ERP systems. During 1997, Consilium completed its two-phase supply chain management solution by integrating the Company's WorkStream DFS software with Paragon Management Systems, Inc., advanced planning and scheduling software. The addition of Paragon's software to the Company's total supply chain management offering completed the link between real-time status information of manufacturing capacity, product commitments and inventory status with corporate systems such as order processing, sales management and financial applications.

     Under its Semiconductor and Electronics Business Group, the Company has begun to offer system integration services, primarily to its Asian customers. See "--Systems Integration Services." The Company believes that its systems integration services offering enhances its ability to market the WorkStream DFS product line, particularly in Asia, by offering comprehensive interface solutions to its customers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK--Development of Systems Integration Services Business and Management of Systems Integration Projects."

     The following table summarizes the primary functionality of the WorkStream DFS product family:

--------------------------------------------------------------------------------
                           WorkStream DFS Functions

--------------------------------------------------------------------------------
 Tracking and Control         .  Tracks WIP by lot, sub-lot, or serial
                                 identifier.

                              .  Maintains genealogy and lot traceability.

                              .  Tracks manufacturing resources and labor and
                                 equipment states and maintains history.
--------------------------------------------------------------------------------
 Quality Management           .  Collects quality, test, and environmental data
                                 correlated by material, equipment, and
                                 operator.

                              .  Provides Statistical Quality Control.

                              . Analyzes and charts collected process data and flags anomalous data.

                              .  Displays job specifications in both text and
                                 graphics at appropriate times and locations.
--------------------------------------------------------------------------------
 Planning and Scheduling      .  Rule-based dispatching.

                              .  Finite capacity constraints.

                              .  Work scheduling.

                              .  Intra-company planning.
--------------------------------------------------------------------------------
 Process Automation           .  Interfaces to process equipment.

                              .  Integrates with station controllers.

                              .  Interfaces to material handling systems.
--------------------------------------------------------------------------------

     FlowStream Product Line.  In early fiscal 1992, the Company introduced and
     -----------------------
sold the first copy of a second software product line, called FlowStream, aimed at batch process manufacturers in highly regulated and/or complex industries. FlowStream is targeted primarily at the healthcare products (pharmaceutical, medical device and biotechnology) and chemical industries. In a batch process manufacturing environment, product from the same batch may be spread across several operations at once, thus requiring that different tracking methods be used than those employed in a discrete lot-based environment. FlowStream was built specifically to address the unique requirements of batch process manufacturers, and supports several critical functions including production, engineering, research and development, regulatory compliance and reporting, and quality control. FlowStream addresses seven benefits or solutions areas: batch operations tracking and control; inventory or materials management; quality management; document management; planning and scheduling; costing; and automation. FlowStream tracks work-in-process activity by work order down through each operation or step, whether automated or manual.

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

          .    lowered indirect labor costs and
          .    shortened response times to equipment breakdowns

     FlowStream software is written in the C++ language, emphasizing an object-oriented design and runs on the Rdb and Oracle relational databases. FlowStream runs on Digital and HP workstations and features a graphical user interface geared to the needs of specific users, from planners and engineers to operators. FlowStream is based upon industry-standard technologies, including X-windows, C++ object-oriented programming, an SQL relational database, and TCP/IP communications, which facilitate ease-of-use of the software and the transfer of data between FlowStream software and other programs used in the manufacturing environment. FlowStream is a distributed application that allows users to access and share real-time information. FlowStream takes advantage of certain industry-standard interfaces. Interfacing tools within FlowStream allow integration with other manufacturing applications such as enterprise resource planning laboratory information management systems and automation controllers.

     The Company is developing a Windows NT-based user interface for the FlowStream product line. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK--New Products and Rapid Technological Changes; Risk of Products Defects."

     The following table summarizes the primary functionality of FlowStream:

--------------------------------------------------------------------------------
                             FlowStream Functions

--------------------------------------------------------------------------------
 Tracking and Control         .  Tracks WIP by work order, batch production run,
                                 material, store, container or state.

                              .  Maintains genealogy and lot traceability.

                              .  Tracks manufacturing resources and labor and
                                 equipment states and maintains history.
--------------------------------------------------------------------------------
 Quality Management           .  Collects quality, test, and environmental data
                                 correlated by material, equipment, and
                                 operator.

                              .  Provides Statistical Quality Control.

                              . Analyzes and charts collected process data and flags anomalous data.

                              .  Displays job specifications in both text and
                                 graphics at appropriate times and locations.
--------------------------------------------------------------------------------
 Document Management          .  Documentation and configuration management.
--------------------------------------------------------------------------------
 Planning and Scheduling      .  Rule-based dispatching.

                              .  Finite capacity constraints.

                              .  Work scheduling.

                              .  Material requirements planning.

                              .  Master production scheduler.

                              .  Capacity planning.
--------------------------------------------------------------------------------
 Costing                      .  Detailed model costing and reporting.
--------------------------------------------------------------------------------

 MARKETS AND CUSTOMERS

     Software in the WorkStream DFS product line was first used primarily by semiconductor manufacturers whose products were sold directly into the open market and by electronics systems companies which used the software primarily to produce semiconductors for use in their own products. Systems from the WorkStream DFS product line have also been installed by many commercial aircraft, aerospace and defense, and electronics manufacturers for a range of diverse applications, including electronics assembly; sheet metal fabrication; disk drive assembly; silicon wafer fabrication; and radar and navigation systems manufacture and assembly. Current target industries include manufacturers of semiconductors and complex electronics such as disk drives and flat panel displays in both the Company's installed base and new accounts.

     FlowStream software is currently targeted at research and development and manufacturing operations in the healthcare products (pharmaceutical, medical device and biotechnology) and specialty chemical (e.g. fibers, paints, resins, plastics and film) industries.

     In fiscal 1997, the Company's ten largest customers accounted for approximately 48% of revenue. However, no customer accounted for 10% or more of total revenue.

SALES

     Consilium markets it WorkStream DFS and FlowStream product lines in North America, Europe and Asia/Pacific Rim through its direct sales force. The Company's 13 sales offices also provide local customer support. In addition to its headquarters in Mountain View, California, the Company has North American sales offices in: Atlanta, Georgia; Bedminster, New Jersey; Dallas, Texas; and Nashua, New Hampshire. European offices are located in: Munich, Germany; Newbury, Berkshire, United Kingdom; and Rueil Malmaison, France. Offices in Asia and the Pacific Rim are located in: Hsinchu City, Taiwan; Seoul, Korea; Singapore and Tokyo, Japan.

     The Company's direct sales force including support staff are organized into two business groups: the Semiconductor and Electronics Group and the Healthcare Products and Process Industries Group. As of October 31, 1997, the sales and marketing organizations of both business groups consisted of 70 employees.

     The Company also markets and supports its products through other distribution channels in Israel, Italy, Japan and Taiwan. The Company's foreign distributors either sublicense the Company's products directly to end users after acquiring copies from the Company at a discount from list price, or act as agents and receive a commission for initiating a license agreement between the Company and the end user. Since the Company's foreign distributors are not employees of the Company and are not required to offer the Company's products exclusively, there can be no assurance that they will continue to market the Company's products. Also, despite the Company's substantial dependence in the international market upon the marketing, sales and customer support of its foreign distributors, the Company currently has limited control over such distributors.

     Revenues from foreign customers represented 51% of total revenues in fiscal 1997, 45% of total revenues in fiscal 1996 and 34% of total revenues in fiscal 1995. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RESULTS OF OPERATIONS" and Note 10 of Notes to Consolidated Financial Statements. The majority of the Company's revenues are denominated in U.S. dollars. Some foreign sales revenues are denominated in foreign currencies and are subject to currency fluctuations during the time between revenue recognition and receipt of funds. To date, the Company has not hedged against such foreign currency fluctuations.

     Risks inherent in the Company's international sales may include longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the summer months, and tariffs and other trade barriers. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK--DEPENDENCE ON INTERNATIONAL SALES." In addition, the Company may be unaware of the nature and scope of the representations made to customers by its distributors.

     Since the Company ships its standard products upon receipt of customer orders, it generally has no material product backlog.

     As a Digital Cooperative Marketing Partner, Hewlett-Packard Independent Software Vendor participant, and Oracle Corporation Cooperative Application Initiative partner, the Company participates in a variety of cooperative marketing programs including joint appearances at trade shows, joint brochures, joint sales seminars and joint sales calls.

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

PRODUCT DEVELOPMENT

     Consilium has invested significant development resources to create, enhance and extend the functionality of its WorkStream DFS and FlowStream software product lines. Research and development expenses were 30%, 28% and 28% of total revenues in fiscal 1997, 1996 and 1995, respectively.

     Consilium has also begun work on its next generation semiconductor offering aimed at 300mm fully automated plants, called FAB300. Initial beta delivery is planned for the end of 1998. No substantial revenue is expected from FAB300 until mid-to-late fiscal 1999.

     The Company believes that its successful and timely migration of its FlowStream products onto the Windows NT platform, the introduction of new WorkStream DFS modules and the Company's new FAB300 line on the Windows NT platform is important to continued market acceptance of such products. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK-- New Products and Rapid Technological Change; Risk of Product Defects."

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

     The Company capitalizes and amortizes eligible computer software development costs in accordance with Statement of Financial Accounting Standards No. 86 (see Note 2 of Notes to Consolidated Financial Statements). For the fiscal years 1997, 1996 and 1995, the Company capitalized $1,324,000, $886,000, and $1,460,000, respectively, which represented approximately 10%, 8%, and 16% of total spending on research and development in such periods. For the fiscal years 1997, 1996 and 1995, the Company amortized $1,730,000, $1,725,000, and
$1,863,000, respectively, of capitalized software development costs.

SYSTEMS INTEGRATION SERVICES

     Under its Semiconductor and Electronics Business Group, the Company has begun to offer system integration services, primarily to its Asian customers. The Company integrates third-party automation software with its own proprietary software to offer a more comprehensive, pre-integrated solution. This requires the Company to resell or acquire such third-party software applications. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK-- Development of Systems Integration Services Business and Management of Systems Integration Projects." The Company utilizes both internal and external resources to provide systems integration services. In July 1996, the Company acquired the Taiwan operations of Systematic Designs International, Inc.("SDI"), a systems integrator for the semiconductor industry. (See Note 3 of Notes to Consolidated Financial Statements.) The Company is also utilizing Fuji Research Institute, a Japanese systems integration firm, to provide both automation software and systems integration services in Asia. In July 1997, the Company acquired the systems integration operations of FAST Associates, Pte. Ltd., a Singapore corporation ("FAST"), to further enhance its systems integration capabilities in Taiwan and Singapore. (See Note 3 of Notes to Consolidated Financial Statements.) The Company believes that its systems integration services offering enhances its ability to market the WorkStream DFS product line, particularly in Asia, by offering comprehensive interface solutions to its customers.

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

OTHER SERVICES AND SUPPORT

     The Company offers product support to its customers through comprehensive maintenance agreements. The majority of the Company's customers purchase and renew product support pursuant to the Company's standard maintenance agreement. Maintenance, which consists of product enhancements and technical support, may be purchased up to 30 days after the product order is delivered. Once purchased, maintenance support is automatically renewable annually. Annual maintenance fees are generally 15% of the list price of the modules or servers being maintained. Product support services are provided worldwide by a combination of local office technical support staff and the Company's Customer Response Center.

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

COMPETITION

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

     The Company continues to experience competition primarily from the management information systems departments of its largest potential customers, which have the capability to develop software internally. The Company believes that acquisition of MES products will increasingly shift to external vendors as packages, services and expertise become more widely available from third parties. The Company continues to experience direct competition primarily in the semiconductor and pharmaceutical industries from various competitors, including Andersen Consulting, Base-10, FASTech, ICC, Incode, International Business Machines, Promis, and SAP. The Company anticipates increased competition from other MES companies.

     ERP system vendors are beginning to compete with the Company in the MES market. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK--Competition." The first such offering was released by SAP in mid-1995. These combined MES/ERP systems only offer basic MES functionality such as equipment maintenance, shop floor scheduling and quality control. Although basic MES functionality may be acceptable for industries with limited tracking and control requirements, and some potential customers may prefer an MES package pre-integrated with ERP over buying a separate MES package, to date, the semiconductor manufacturing industry has not moved in that direction. The Company believes that the development effort required for producing an MES comparable to the Company's WorkStream DFS and FlowStream product lines presents a significant barrier to the entrance of new competitors.

PROPRIETARY RIGHTS

     The Company's success and ability to compete is dependent in part upon its proprietary technology. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK--Proprietary Rights." The Company generally provides its products to end users under a non-exclusive, non-transferable license which typically has a perpetual term unless terminated for breach. Under the Company's current form of license agreement, the licensed software may be used solely for internal operations at specified sites. In certain instances, the Company has granted a customer licensed rights to any modifications made to the licensed software by or for such a customer. The Company protects the human readable, source code version of its WorkStream Open and FlowStream products as a trade secret and an unpublished copyrighted work.

     Consilium, FlowStream and WorkStream are registered trademarks of the Company in the Unites States and certain other foreign jurisdictions. FAB300, WorkStream DFS and WorkStream Open are trademarks of the Company.

     The Company holds three patents, and also relies on a combination of trade secret, copyright and trademark laws and license agreements to protect its proprietary rights in its products. While the Company intends to protect its patent rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company generally enters into confidentiality or license agreements with employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's competitors will not independently develop similar or superior technology, duplicate the Company's product or design around patents issued to the Company or other intellectual property rights of the Company. In addition, the laws of certain foreign countries in which the Company's products are or may be tested or sold, including various countries in Asia, may not protect the Company's products and intellectual proprietary rights to as great an extent as do the laws of the United States.

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

EMPLOYEES

     As of October 31, 1997, the Company had a total of 244 full-time employees, including 66 in sales, marketing and related activities, 58 in product development and maintenance, 100 in services and support, and 20 in management, administration and finance. Including the increase in headcount from the SDI and FAST acquisitions, the Company has 48 employees (excluding sales) in systems integration services in Taiwan and Singapore. The Company also regularly utilizes a significant number of contract personnel, primarily to assist with software development and to staff the Company's internal computer information services department. At October 31, 1997, the Company utilized approximately 86 contracted personnel. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that employee relations are good.

     Competition in the recruitment of personnel in the computer software industry is intense. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified sales, customer support, technical and management employees and consultants.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows as of October 31, 1997:

         NAME                 AGE                                     POSITION
-----------------------    --------       ----------------------------------------------------------------
Jonathan J. Golovin           47          Chairman of the Board and Chief Technical Officer

Laurence R. Hootnick          55          President, Chief Executive Officer and Director

Michael J. Field              48          Senior Vice President, Chief Administrative Officer and Corporate
                                            Secretary

Frank Kaplan                  55          Senior Vice President, Software Development and Quality Assurance

Linda Kato Ujihara            38          Director, Human Resources and Administration

Edward Norton                 53          Senior Vice President and President, Semiconductor and Electronics Group

Lloyd Payton                  57          Senior Vice President and President, Healthcare and Process Industries Group

Clifton Wong                  37          Vice President, Finance and Chief Financial Officer

     Dr. Golovin, the founder of Consilium, was President of the Company from 1978 to 1987, and has served as a director and Chairman of the Company since its inception and as Secretary from January 1989 to August 1996. In April 1992, Dr. Golovin was named Chief Technical Officer of the Company. Dr. Golovin has also taught both graduate and undergraduate courses in operations management and production planning at the Massachusetts Institute of Technology and the University of California at Berkeley. Dr. Golovin holds a Ph.D. in Operations Management from the Massachusetts Institute of Technology and a B.S. degree from Cornell University.

     Mr. Hootnick was appointed as a director of the Company in January 1996.
In June 1996, he was appointed President and Chief Executive Officer of the Company. Mr. Hootnick was Senior Vice President, Finance and Operations for Power Computing Corp., a computer company, from December 1995 to June 1996. From May 1995 to December 1995, Mr. Hootnick worked as a self-employed consultant. From August 1994 to May 1995 Mr. Hootnick served as the Chief Operating Officer of NetManage, Inc., a software company. From May 1991 to August 1994, Mr. Hootnick served as President and Chief Executive Officer of Maxtor Corporation, a disk drive manufacturer. He was employed by Intel Corporation from 1973 until 1991, most recently as Senior Vice President. Mr. Hootnick holds a B.S. in Industrial Management from the Massachusetts Institute of Technology and an M.B.A. in Finance from the University of Maryland.

     Mr. Field joined the Company in August 1996 as Senior Vice President, General Counsel and Corporate Secretary and was promoted to Senior Vice President and Chief Administrative Officer in October, 1997. From April 1996 to August 1996, Mr. Field held the position of Senior Vice President, General Counsel and Corporate Secretary at Syquest Technology, Inc., a removable disk drive and cartridge manufacturer. From August 1992 to March 1996, Mr. Field held various executive positions at First Pacific Networks, Inc., a telecommunications networking company, including the positions of Vice President of Business Development, Chief Legal Officer and Corporate Secretary. Prior to that, Mr. Field was a partner in various Silicon Valley law firms. He holds a B.A. in Psychology from San Jose State College and a J.D. from Santa Clara University.

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

     Mr. Norton jointed the Company in September 1994 as Vice President of Consulting and Services. In April 1995, he was promoted to Vice President, International Sales and Worldwide Services. As a result of reorganization by the Company, in January 1996 his title was changed to International Field Operations and Worldwide Services. In August 1996 following a reorganization of the Company's sales and services organization into two business units, he was promoted to Senior Vice President and President, Semiconductor and Electronics Group. Mr. Norton was with Industrial Resources, Inc. from 1993 to 1994, a company he founded to provide investment and development services for companies and government organizations in Asia. From 1989 to 1993, Mr. Norton held the positions of Vice President of Asia Pacific and Vice President, Worldwide Customer Services Division with Pyramid Technology, a computer company. Mr. Norton's prior experience includes senior management assignments with Tolerant Systems (now Veritas), a computer systems company, from 1983 to 1989 and Burroughs Corporation, a computer systems company (now Unisys). He holds a B.S. in Chemistry from Sussex University in England.

     Mr. Payton joined the Company in 1993 as Western Region Sales Manager and was promoted to Vice President, North American Sales in April 1995. As a result of reorganization by the Company, in January 1996 his title was changed to Vice President, American Field Operations. In August 1996 following a reorganization of the Company's sales and services organization into two business units, he was promoted to Senior Vice President and President, Healthcare and Process Industries Group. From 1990 to 1993, he was an independent consultant in factory automation and business planning. From 1984 to 1990, Mr. Payton was Chief Executive Officer of WSI Corporation, a specialty hardware company. From 1970 to 1983, he held a variety of executive sales management positions with Parallex Corporation, an on-line data processing services company, Xerox Corporation, a multi-technology company, and Telecom Midwest Corporation, a provider of on-line accounting and control systems for manufacturers. He holds a B.A. degree in Business and English from Murray State University in Kentucky and an M.B.A. from Wake Forest University.

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

ITEM 2.   PROPERTIES

     The Company's principal administrative, marketing and product development and support facilities are located in a building totaling 61,600 square feet in Mountain View, California. The Company believes that its current facilities are adequate for its current needs and that suitable additional space will be available as required. See Note 6 of Notes to Consolidated Financial Statements for information regarding the Company's obligations under its facilities leases.

ITEM 3.   LEGAL PROCEEDINGS

     In the ordinary course of business, the Company may be involved in legal proceedings. As of the date hereof, there are no material legal proceedings in which the Company is involved or litigation pending against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CSIM." Consilium's initial public offering of Common Stock was on May 9, 1989 at $9.00 per share. The following table sets forth, for the periods indicated, the range of quarterly high and low closing sales prices for the Common Stock on the Nasdaq National Market.

                                                                                      High                    Low
                                                                                      ----                    ---
Fiscal 1997
     Fourth Quarter................................................                 $ 5.625                  $3.250
     Third Quarter.................................................                   5.750                   2.500
     Second Quarter................................................                   6.625                   2.875
     First Quarter.................................................                   8.250                   5.250

Fiscal 1996
     Fourth Quarter................................................                   7.000                   5.000
     Third Quarter.................................................                   9.375                   5.000
     Second Quarter................................................                  11.125                   7.375
     First Quarter.................................................                  14.938                   8.375


HOLDERS OF COMPANY STOCK

     As of October 31, 1997, the Company had 213 stockholders of record and believes it had at least 1,544 beneficial holders.

DIVIDENDS

     The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends to its stockholders in the near future. The Company's right to declare dividends is restricted under its bank agreements. The Company presently intends to retain its earnings to finance further growth of its business.

ITEM 6.   SELECTED FINANCIAL DATA

(In thousands, except net income (loss) per share amounts)

Consolidated Statement of Operations Data:

Years ended October 31                                1997            1996            1995          1994           1993
                                                   ----------       ---------       ---------    ----------     ----------
Total revenues                                       $ 40,635        $ 38,147        $ 33,125     $  27,944       $ 28,475

Income (loss) before taxes                             (8,463)         (2,485)            664        (5,523)        (4,973)

Provision for income taxes                                301             974             523           725            310

Net income (loss)                                      (8,764)         (3,459)            141        (6,248)        (5,283)

Net income (loss) attributable to common stock         (9,069)         (3,459)            141        (6,248)        (5,283)

Net income (loss) per common share                   $  (1.13)       $  (0.44)       $   0.02        $(0.85)        $(0.75)

Shares used in per share calculations                   8,045           7,804           7,912         7,362          7,025

Consolidated Balance Sheet Data:

At October 31                                         1997            1996            1995          1994           1993
                                                   ----------       ---------       ---------    ----------     ----------

Working capital (deficit)                            $ (2,067)       $  3,691        $  9,012     $   7,345       $ 12,571
Total assets                                           29,967          28,993          28,668        26,998         31,643

Long-term debt, less current portion                       --              --              --            --            313

Stockholders' equity                                 $  8,431        $ 13,337        $ 15,383     $  13,646       $ 18,836

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report contains, in addition to historical information, forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in this report. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. In this report the words "anticipates," "believes," "expects," "intends," "may," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

OVERVIEW

     In fiscal 1996, the Company began offering systems integration services to the semiconductor manufacturing industry. In an effort to grow its systems integration business, in July 1996, the Company acquired the Taiwan operations of SDI, a privately-held Washington corporation specializing in the development of factory automation products and systems integration services for the semiconductor industry. The Company purchased two existing semiconductor plant automation contracts, certain tangible and intangible assets and assumed certain liabilities of SDI. The acquisition was accounted for as a purchase and, accordingly, the results of the Taiwan operations of SDI since the date of acquisition have been recorded in the Company's consolidated financial statements. (See Note 3 of Notes to Consolidated Financial Statements.)

     In August 1997, the Company again expanded its systems integration business by acquiring certain assets of FAST, a Singapore corporation specializing in semiconductor manufacturing automation with operations both in Singapore and Taiwan. The Company purchased two existing semiconductor factory automation contracts, certain tangible and intangible assets and assumed certain liabilities of FAST. The acquisition was accounted for as a purchase and, accordingly, the results of FAST from the date of acquisition forward have been recorded in the Company's consolidated financial statements. (See Note 3 of Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS


YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996
(In thousands)

                                                          October 31,              Change
                                                     --------------------    --------------------
                                                        1997        1996         $          %
                                                     --------    --------    ---------  ---------
Revenues
     Product                                          $14,181     $19,073     $(4,892)   (25.7%)
     Services                                          25,940      17,268       8,672     50.2%
     Development                                          514       1,806      (1,292)   (71.5%)
                                                     --------    --------    ---------
          Total revenues                              $40,635     $38,147     $ 2,488      6.5%
                                                     --------    --------    ---------

  As a percentage of total revenues
     Product                                             34.9%       50.0%
     Services                                            63.8%       45.3%
     Development                                          1.3%        4.7%
                                                     --------    --------
          Total revenues                                100.0%      100.0%
                                                     --------    --------
Cost of revenues:
     Product                                          $ 3,245     $ 4,461     $(1,216)   (27.3%)
     Services                                          15,449       7,437       8,012    107.7%
     Development                                          369       1,263        (894)   (70.8%)
                                                     --------    --------    ---------
          Total cost of revenues                      $19,063     $13,161     $ 5,902
                                                     --------    --------    ---------
  As a percentage of total revenues
     Product                                             22.9%       23.4%
     Services                                            59.6%       43.1%
     Development                                         71.8%       69.9%

Gross Margin                                          $21,572     $24,986     $(3,414)   (13.7%)
  As a percentage of total revenues                      53.1%       65.5%

Research and development                              $12,165     $10,847     $ 1,318     12.2%
  As a percentage of total revenues                      29.9%       28.4%

Selling and  marketing                                $13,739     $13,039     $   700      5.4%
  As a percentage of total revenues                      33.8%       34.2%

General and administrative                            $ 3,993     $ 3,929     $    64      1.6%
  As a percentage of total revenues                       9.8%       10.3%

Interest income                                       $   156     $   425     $  (269)   (63.3%)
  As a percentage of total revenues                       0.4%        1.1%

Interest expense                                      $  (294)    $   (81)    $  (213)   263.0%
  As a percentage of total revenues                      (0.7%)      (0.2%)

Provision for income taxes                            $   301     $   974     $  (673)   (69.1%)
  Effective tax rate                                     (3.6%)     (39.2%)

Net loss attributable to common stock                 $(9,069)    $(3,459)

REVENUES

     Total revenues for the fiscal year ended October 31, 1997 increased 7% to $40,635,000, compared to fiscal year 1996 total revenues of $38,147,000. The increase in fiscal 1997 was primarily due to higher services revenues associated with the Company's new systems integration services business in the semiconductor and electronics industries, partially offset by lower levels of product and development revenues from the Company's WorkStream DFS and FlowStream product lines.

     Total revenues by product line for the fiscal years ended October 31, 1997 and 1996 were as follows:

                                                                              Years ended October 31,
                                                                      --------------------------------------
(In thousands)                                                              1997                 1996
                                                                      ----------------    ------------------
WorkStream DFS (Semiconductor and Electronics industries)               $     35,456           $  31,300
  Percentage of total revenues                                                    87%                 82%

FlowStream (Healthcare Products and Process industries)                 $      5,179           $   6,847
  Percentage of total revenues                                                    13%                 18%

     Revenues attributable to the WorkStream DFS product line increased 13% to $35,456,000 in fiscal 1997 compared with $31,300,000 in fiscal 1996. The increase in fiscal 1997 was primarily due to higher services revenues associated with the Company's new systems integration services business in the semiconductor and electronics industries, partially offset by a lower level of product revenues as a result of the overall slowdown in capital spending in the semiconductor and electronics industries during the fiscal year. Revenues attributable to the FlowStream product line decreased 24% to $5,179,000 in fiscal 1997 compared with $6,847,000 in fiscal 1996. The year over year decrease was primarily due to fluctuations in the timing of new orders for FlowStream product from the healthcare product and process industries.

     Total revenues by geographic region for the fiscal years ended October 31, 1997 and 1996 were as follows:

                                                                              Years ended October 31,
                                                                      --------------------------------------
(In thousands)                                                               1997                 1996
                                                                      -----------------    -----------------
North America                                                               $   19,741          $    20,856
  Percentage of total revenues                                                      48%                  55%

Asia/Pacific Rim                                                            $   12,930          $    11,060
  Percentage of total revenues                                                      32%                  29%

Europe                                                                      $    7,964          $     6,231
  Percentage of total revenues                                                      20%                  16%

     The decrease in sales to North America in fiscal 1997 was primarily due to lower product license sales in the North America region as a result of the continuing overall weakness in the semiconductor and electronics industries.
The increase in sales to Asia/Pacific in fiscal 1997 was primarily due to an increase in demand in the semiconductor and electronics industries for the Company's new systems integration services, partially offset by a decrease in demand for the Company's WorkStream DFS products as a result of the slowdown in the building of new semiconductor fabrications, as well as currency fluctuations in Asia. The increase in sales to Europe in fiscal 1997 was primarily due to higher maintenance revenues associated with a larger installed base for the Company's WorkStream DFS product line.

     International sales accounted for 51% and 45% of total revenues in fiscal 1997 and 1996, respectively. The increase in international sales was primarily attributable to an increase in services revenues associated with the Company's new systems integration business in the Asia/Pacific region. The Company expects that international sales will continue to increase in fiscal 1998 as a result of completion of acquired contracts and the Company's plans to further expand its product and systems integration business in the Asia/Pacific region.

     No customer accounted for more than 10% of total revenues during the fiscal years ended October 31, 1997 and 1996.

     Product Revenues.  Total product revenues decreased 26% to $14,181,000 in
     ----------------
fiscal 1997 compared with $19,073,000 in fiscal 1996. Product revenues attributable to products in the Company's WorkStream DFS product line decreased 24% to $12,572,000 in fiscal 1997 compared with $16,439,000 in fiscal 1996. The fiscal 1997 decrease was primarily due to the overall slowdown in capital spending in the semiconductor and electronics industries and currency fluctuation issues in Asia. Product revenues attributable to the FlowStream product line in fiscal 1997 were $1,609,000, a decrease of 39% from revenues of $2,634,000 in fiscal 1996. The decrease in fiscal 1997 was due to continued lower than expected market acceptance of the Company's FlowStream product and fluctuations in the timing of new orders for FlowStream software from the healthcare products and process industries.

     Services Revenues.  Services revenues in fiscal 1997 were $25,940,000, an
     -----------------
increase of 50% over $17,268,000 in fiscal 1996. Services revenues are primarily derived from software maintenance fees, systems integration services, resident and application consulting services and customer training. The fiscal year 1997 increase in services revenues was primarily a result of higher services revenues associated with the Company's new systems integration business and higher maintenance revenue associated with a larger installed base of the Company's WorkStream DFS product line. The Company expects that services revenues associated with systems integration business will remain at the fiscal 1997 levels. However, the Company believes services revenues may be subject to fluctuations primarily due to the international currency issues, the timing of new contracts and the completion of existing projects.

     Development Revenues.  Development revenues decreased 72% in fiscal 1997 to
     --------------------
$514,000 from $1,806,000 in fiscal 1996. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with participating third parties having the right to license and use the software, often sooner than otherwise would have occurred. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into and the state of completion of such projects. The fiscal 1997 decrease was primarily due to the combination of the reduction in the number of funded development projects and completion of most existing funded development projects during the year. Based on current internal development resource allocations and projects planned, the Company expects that development revenues in fiscal 1998 will continue to decrease, although the Company may take on additional development projects in the future if business and strategic objectives of the Company are met by such projects.

COST OF REVENUES

     Cost of Product Revenues.  Cost of product revenues includes amortization
     ------------------------
of capitalized software development costs, royalties and purchased software which is resold to the end customer, typically along with the Company's own software. Depending on the mix of sales of proprietary software (and the variance in associated third party royalties) and additional third party software relating to specific orders, the associated costs of product revenue can vary significantly. Cost of product revenues decreased 27% to $3,245,000 in fiscal 1997, from $4,461,000 in fiscal 1996. The absolute dollar decrease in costs of product revenues in fiscal 1997 was primarily due to lower product license sales and lower third party software product costs. Product costs as a percent of product revenues were 23% for both fiscal years 1997 and 1996.

     Cost of Services Revenues.  Cost of services revenues includes direct labor
     -------------------------
and third party subcontractor costs for the systems integration services business unit, customer response center, resident and application consulting services and training groups within the Company. Cost of services revenues increased 108% to $15,449,000 in fiscal 1997, compared with $7,437,000 in fiscal 1996. The increase in absolute dollars of cost of services revenues was primarily due to the hiring of additional services personnel, both permanent and sub-contracted, to add to the Company's ability to support the new systems integration services business and to enhance the Company's ability to meet customer requirements for customer support and consulting services. Cost of services revenues was 60% of total services revenues in fiscal 1997, compared with 43% in fiscal 1996. The increase in cost of services as a percentage of services revenues from fiscal 1997 to fiscal 1996 was primarily due to high costs in establishing the Company's new systems integration services business in fiscal 1997, including hiring of additional services personnel in the acquisitions of SDI and FAST.

     Cost of Development Revenues. Cost of development revenues includes direct
     ----------------------------
labor costs associated with development contracts and porting projects as well as third party consulting expenses. Cost of development revenues decreased 71% to $369,000 in fiscal 1997, compared with $1,263,000 in fiscal 1996 primarily due to lower development revenues recorded in fiscal 1997. The decrease in absolute dollars was primarily a result of the completion of most of the existing funded development projects during the year. Cost of development revenues was 72% of total development revenues in fiscal 1997, compared with 70% in fiscal 1996. Cost of development revenues as a percentage of total development revenues can vary from year to year depending on the nature of the development projects in process during each year.

GROSS MARGIN

     The Company believes gross margin as a percentage of total revenue may fluctuate in the future due to the mix of sales of third party products versus internally developed products, the mix and levels of product license revenues versus service revenues and the costs associated with each development project.

OPERATING EXPENSES

     Research and Development Expenses.  Research and development expenses
     ---------------------------------
include costs associated with the development of new products and the costs of enhancing and maintaining existing products. Research and development expenses represented 30% of total revenues in fiscal year 1997 and 28% in fiscal 1996. The increase in the percentage of research and development expenses as a percentage of total revenues in fiscal 1997 was due to a higher level of overall research and development activity. These expenses increased to $12,165,000 in fiscal 1997, compared with $10,847,000 in fiscal 1996. The increase in absolute dollars was due to the hiring of additional local and offshore subcontractors during fiscal 1997 to add computing platform options and functional enhancements to the Company's products.

     The Company expects that research and development expenses will decrease in absolute dollars in the future as it plans to move part of its software development group to India by subcontracting with HCL Infosystems. The Company expects that research and development expenses as a percentage of total revenues will fluctuate depending on future revenue levels.

     Software development expenditures of $1,324,000 and $886,000 were capitalized under SFAS No. 86 in fiscal 1997 and 1996, respectively. The amounts capitalized represented approximately 10% and 8%, respectively, of total research and development expenditures during such periods. The increase was due to an increase in the absolute dollar amount of software costs capitalized during fiscal 1997.

     Selling and Marketing Expenses.  Selling and marketing expenses consist
     ------------------------------
primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and sales support costs. Selling and marketing expenses represented 34% of total revenues in both fiscal years 1997 and 1996. Selling and marketing expenses were $13,739,000 in fiscal 1997, compared with $13,039,000 in fiscal 1996. The increase in absolute dollars in fiscal 1997 was due primarily to an overall increase in headcount and related travel expenses.

     The Company believes that selling and marketing expenses will decrease in absolute dollars in the future as the Company focuses on controlling operating expenses relative to revenues and returning the Company to profitability and growth. The Company expects that selling and marketing expenses as a percentage of total revenues will fluctuate depending on future revenue levels.

     General and Administrative Expenses.  General and administrative expenses
     -----------------------------------
include the costs of the finance, legal and administrative operations of the Company and represented 10% of total revenues for both fiscal years 1997 and 1996. General and administrative expenses were $3,993,000 in fiscal 1997, compared with $3,929,000 in fiscal 1996. The increase in absolute dollars in fiscal 1997 was primarily due to an increase in insurance and legal fees, partially offset by slight decreases in salaries and facilities expenses.

     The Company believes that general and administrative expenses will decrease in absolute dollars in the future as the Company focuses on controlling operating expenses relative to revenues and returning the Company to profitability and growth. The Company expects that general and administrative expenses as a percentage of total revenues will fluctuate depending on future revenue levels.

     Interest Income and Expense.  For fiscal 1997, interest income was
     ---------------------------
$156,000, compared with $425,000 for fiscal 1996. Lower invested cash balances and slightly lower interest rate levels accounted for the decrease from fiscal 1996 to fiscal 1997. Interest expense was $294,000 and $81,000 in fiscal 1997 and 1996, respectively. The increase in interest expense in fiscal 1997 was primarily due to higher outstanding short term borrowings during the year.

     Provision for Income Taxes.  The Company's income tax provision for fiscal
     --------------------------
years 1997 and 1996 principally relates to withholding taxes on sales made in foreign jurisdictions. The Company has not incurred domestic income tax charges due to net losses in fiscal years 1997 and 1996. The Company has established a valuation allowance against its deferred tax assets and periodically reviews this allowance. At such time that the Company believes that is it more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced.

YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995
(In thousands)


                                                           October 31,                   Change
                                                    -------------------------  -------------------------
                                                        1996         1995           $             %
                                                    ------------  -----------  ------------  -----------
Revenues
        Product                                     $   19,073    $  16,115    $   2,958        18.4%
        Services                                        17,268       15,979        1,289         8.1%
        Development                                      1,806        1,031          775        75.2%
                                                    ----------    ---------    ---------
               Total revenues                       $   38,147    $  33,125    $   5,022
                                                    ----------    ---------    ---------

   As a percentage of total revenues
        Product                                           50.0%        48.7%
        Services                                          45.3%        48.2%
        Development                                        4.7%         3.1%
                                                    ----------    ---------
               Total revenues                            100.0%       100.0%
                                                    ----------    ---------
Cost of revenues:
        Product                                     $    4,461    $   3,022    $   1,439        47.6%
        Services                                         7,437        4,967        2,470        49.7%
        Development                                      1,263          632          631        99.8%
                                                    ----------    ---------    ---------
               Total cost of revenues               $   13,161    $   8,621    $   4,540
                                                    ----------    ---------    ---------
   As a percentage of total revenues
        Product                                           23.4%        18.8%
        Services                                          43.1%        31.1%
        Development                                       69.9%        61.3%

Gross Margin                                        $   24,986    $  24,504    $     482         2.0%
   As a percentage of total revenues                      65.5%        74.0%

Research and development                            $   10,847    $   9,246    $   1,601        17.3%
   As a percentage of total revenues                      28.4%        27.9%

Selling and marketing                               $   13,039    $  12,264    $     775         6.3%
   As a percentage of total revenues                      34.2%        37.0%

General and administrative                          $    3,929    $   3,119    $     810        26.0%
   As a percentage of total revenues                      10.3%         9.4%

Interest income                                     $      425    $     588    $    (163)      (27.7%)
   As a percentage of total revenues                       1.1%         1.8%

Interest expense                                    $      (81)   $     (10)   $     (71)      710.0%
   As a percentage of total revenues                      (0.2%)      (0.03%)

Provision for income taxes                          $      974    $     523    $     451        86.2%
   Effective tax rate                                    (39.2%)      (78.8%)

Net income (loss)                                   $   (3,459)   $     141

REVENUES

     Total revenues for the fiscal year ended October 31, 1996 increased 15% to $38,147,000, compared to fiscal 1995 total revenues of $33,125,000. The increase in fiscal 1996 was primarily due to higher product license revenues as a result of an increase in demand in the semiconductor and electronics industries for the Company's WorkStream products, higher maintenance revenues as a result of a higher installed base of the Company's WorkStream products and higher consulting revenues.

     Total revenues by product line for the fiscal years ended October 31, 1996 and 1995 were as follows:

                                                                                Years ended October 31,
                                                                      ------------------------------------------
(In thousands)                                                                1996                   1995
                                                                      -------------------    -------------------
WorkStream DFS (Semiconductor and Electronics industries)                   $ 31,300               $ 25,249
  Percentage of total revenues                                                    82%                    76%
FlowStream (Healthcare Products and Process industries)                     $  6,847               $  7,876
  Percentage of total revenues                                                    18%                    24%

     Revenues attributable to the WorkStream DFS product line increased 24% to $31,300,000 in fiscal 1996 compared with $25,249,000 in fiscal 1995. The increase in fiscal 1996 was primarily due to continued demand in the semiconductor and electronics industries for the Company's WorkStream product line, especially in the Asia/Pacific region. Revenues attributable to the FlowStream product line decreased 13% to $6,847,000 in fiscal 1996 compared with $7,876,000 in fiscal 1995. The year over year decrease was due to fluctuations in the timing and size of receipt of orders for the FlowStream product line.

     Total revenues by geographic region for the fiscal years ended October 31, 1996 and 1995 were as follows:

                                                                                Years ended October 31,
                                                                      ------------------------------------------
(In thousands)                                                                1996                   1995
                                                                      -------------------    -------------------
North America                                                               $ 20,856               $ 21,919
  Percentage of total revenues                                                    55%                    66%
Asia/Pacific Rim                                                            $ 11,060                $ 5,147
  Percentage of total revenues                                                    29%                    16%
Europe                                                                      $  6,231                $ 6,059
  Percentage of total revenues                                                    16%                    18%

     The decrease in sales to North America in fiscal 1996 was primarily due to lower product license sales in the North America region. The increase in sales to Asia/Pacific in fiscal 1996 was primarily due to an increase in demand in the semiconductor and electronics industries for the Company's WorkStream DFS products in the Asia/Pacific region.

     International sales accounted for 45% and 34% of total revenues in fiscal 1996 and 1995, respectively. Increased international sales were primarily attributable to the higher level of sales in the Company's WorkStream DFS product line in the Asia/Pacific region.

     No customer accounted for more than 10% of total revenues during the fiscal years ended October 31, 1996 and 1995.

     Product Revenues.  Product revenues increased 18% to $19,073,000 in fiscal
     ----------------
1996 compared with $16,115,000 in fiscal 1995. The fiscal 1996 increase was due primarily to higher levels of sales in the Company's WorkStream DFS product line in the Asia/Pacific region. In fiscal 1996, the Company recognized $4.0 million of product license revenues associated with two significant systems integration projects.

     Product revenues attributable to products in the Company's WorkStream DFS product line increased 32% to $16,439,000 in fiscal 1996 compared with $12,436,000 in fiscal 1995. The fiscal 1996 increase was primarily due to an increase in demand in the semiconductor and electronics industries for the Company's WorkStream Open applications and related third party products in the Asia/Pacific region.

     Product revenues attributable to the FlowStream product line in fiscal 1996 were $2,634,000, a decrease of 28% from revenues of $3,679,000 in fiscal 1995. The decrease in fiscal 1996 from fiscal 1995 was due to fluctuations in the size and timing of orders for FlowStream software from the healthcare products and process industries.

     Services Revenues.  Services revenues in fiscal 1996 were $17,268,000, an
     -----------------
increase of 8% over $15,979,000 in fiscal 1995. Services revenues are primarily derived from software maintenance fees, specialized programming services, resident and application consulting services and customer training. The increase in services revenues in fiscal 1996 was primarily due to higher maintenance revenues as a result of a higher installed base of the Company's WorkStream DFS product line and to an increase in revenues from consulting services.

     Development Revenues.  Development revenues increased 75% in fiscal 1996 to
     --------------------
$1,806,000 from $1,031,000 in fiscal 1995. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with participating third parties having the right to license and use the software, often sooner than otherwise would have occurred. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into and the state of completion of such projects. The fiscal 1996 increase was primarily due to revenues generated by new funded development projects, partially offset by the completion of existing projects.

COST OF REVENUES

     Cost of Product Revenues.  Cost of product revenues includes amortization
     ------------------------
of capitalized software development costs, royalties, and purchased software which is resold to the end-customer, typically along with the Company's own software. Depending on the mix of sales of proprietary software (and the variance in associated third party royalties) and additional third party software relating to specific orders, the associated costs of product revenue can vary significantly. Cost of product revenues increased 48% to $4,461,000 in fiscal 1996, from $3,022,000 in fiscal 1995. Product costs as a percent of product revenue were 23% and 19% for fiscal years 1996 and 1995, respectively. The increase in cost of product revenues in fiscal 1996 was due to higher product revenues recorded during the year and higher third party product costs associated with two systems integration projects.

     Cost of Services Revenues.  Costs of services revenues includes expenses
     -------------------------
for the customer response center, resident and application consulting services, specialized programming services, and training groups within the Company. Cost of services revenues was 43% of total services revenues in fiscal 1996, compared with 31% in fiscal 1995. The increase in cost of services as a percentage of services revenues from fiscal 1996 to fiscal 1995 was due to the increased usage of third party consultants and the hiring of additional services personnel. Cost of services revenues increased 50% from $7,437,000 in fiscal 1996, compared with $4,967,000 in fiscal 1995. The absolute dollar increase in cost of services from fiscal 1996 to fiscal 1995 was primarily due to the hiring of additional services personnel, both permanent and sub-contracted, to enhance the Company's ability to meet customer requirements for maintenance, support and consulting services. In late fiscal 1996, the Company commenced a new systems integration services business relating to its WorkStream DFS product line. Cost of services revenues associated with systems integration services in fiscal 1996 was minimal.

     Cost of Development Revenues.  Cost of development revenues includes direct
     ----------------------------
labor costs associated with development contracts and porting projects as well as third party consulting expenses. Cost of development revenues was 70% of total development revenues in fiscal 1996, compared with 61% in fiscal 1995.
The increase in cost of development as a percentage of development revenues in fiscal 1996 was due primarily to relatively high development costs associated with two development projects during the fiscal year. Development costs increased

100% from $632,000 in fiscal 1995 to $1,263,000 in fiscal 1996 as a result of higher development revenues recorded in fiscal 1996 and higher costs associated with two development projects in fiscal 1996.

GROSS MARGIN

     The Company believes gross margin as a percentage of total revenue may fluctuate in the future due to the mix of sales of third party products versus internally developed products, the mix and levels of product license revenues versus service revenues and the costs associated with each development project.

OPERATING EXPENSES

     Research and Development Expenses.  Research and development expenses
     ---------------------------------
includes costs associated with the development of new products and the costs of enhancing and maintaining existing products. Research and development expenses represented 28% of total revenues in fiscal years 1996 and 1995. These expenses increased to $10,847,000 in fiscal 1996 compared with $9,246,000 in fiscal 1995. The absolute dollars increase in research and development expense from fiscal 1995 to fiscal 1996 was due to a higher level of overall research and development activity primarily to add computing platform options and functional enhancements for the Company's products.

     Software development expenditures of $886,000 and $1,460,000 were capitalized under SFAS No. 86 in fiscal 1996 and 1995, respectively. The amounts capitalized represented approximately 8% and 14%, respectively, of total research and development expenditures during such periods. The percentage decrease was due to a decline in the absolute dollar amount of software costs capitalized during these periods coupled with a higher level of overall research and development expenditures.

     Selling and Marketing Expenses.  Selling and marketing expenses consist
     ------------------------------
primarily of salaries and commissions of sales and marketing personnel, advertising and promotion expenses, and customer service and support costs. Selling and marketing expenses represented 34% of total revenues in fiscal 1996, compared with 37% in fiscal 1995. Selling and marketing expenses increased to $13,039,000 in fiscal 1996 from $12,264,000 in fiscal 1995. The increase in absolute dollars in fiscal 1996 was due primarily to an increase in commission expenses, related travel expenses, advertising and promotion expenses. The decrease in sales and marketing expense as a percentage of total revenues in fiscal 1996 was due to the increase in revenues while holding headcount and other costs relatively stable.

     General and Administrative Expenses.  General and administrative expenses
     -----------------------------------
include the costs of the finance, legal and administrative operations of the Company and represented 10%, and 9% of total revenues for fiscal years 1996 and 1995, respectively. General and administrative expenses increased to $3,929,000 in fiscal 1996 from $3,119,000 in fiscal 1995. The increase from fiscal 1995 to fiscal 1996 was due to an increase in headcount, an increase in legal and accounting related expenses primarily related to the costs of the fiscal year 1995 restatement which occurred during fiscal 1996 and costs associated with a relocation of the Company's headquarters in February 1996.

     Restructuring Charge.  During the third quarter of fiscal 1994, the Company
     --------------------
announced a worldwide consolidation of its operations and recorded a restructuring charge of $1,407,000. The consolidation primarily affected several field offices. Major cost components associated with the restructuring were severance pay amounts for terminated employees, lease and rental costs associated with the consolidation of sales offices and the consolidation of operations at the Company's headquarters. The balance was comprised of fixed asset write-offs in the offices affected, as well as travel and legal fees. The consolidation was designed to improve efficiencies and bring operational expenses in line with revenues. During the third quarter of fiscal 1995, the Company reevaluated the status of its restructuring activities in light of results of operations that had improved substantially since the commencement of the restructuring. As a result of that reevaluation, the Company decided to discontinue subsequent restructuring activities and reversed the remaining restructuring reserve of $211,000 in fiscal 1995.

     Interest Income and Expense.  For fiscal 1996, interest income was
     ---------------------------
$425,000, compared with $588,000 for fiscal 1995. Lower invested cash balances and slightly lower interest rate levels accounted for the decrease from fiscal 1995 to fiscal 1996. Interest expense was $81,000 and $10,000 in fiscal 1996 and 1995, respectively. The increase in interest expense in fiscal 1996 was primarily due to interest on a $2,000,000 promissory note obtained with a bank in April 1996.

     Provision for Income Taxes.  The Company's income tax provision for fiscal
     --------------------------
years 1996 and 1995 principally relates to withholding taxes on sales made in foreign jurisdictions. The Company has not incurred domestic income tax charges due to net losses in fiscal years 1996 and utilization of net operating loss carryforwards in fiscal year 1995. The Company has established a valuation allowance against its deferred tax assets and periodically reviews this allowance. At such time that the Company believes that is it more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                  As of October 31,
                                                           --------------------------------------------------------------
(In thousands)                                                       1997                1996                1995
                                                           -------------------    -----------------    ------------------
Cash and cash equivalents                                        $   7,865           $  8,094             $  10,686
Short-term investments                                           $      --           $  1,000             $   1,478
Net cash (used for) provided by operating activities             $  (3,115)          $   (797)            $   1,702
Net cash used for investing activities                           $  (1,396)          $ (5,000)            $    (981)
Net cash provided by financing activities                        $   4,590           $  3,251             $   1,283

     As of October 31, 1997, the Company had $7,865,000 in cash and cash equivalents, as compared with $9,094,000 in cash and cash equivalents and short term investments at October 31, 1996. The fiscal 1997 decrease was due primarily to the use of cash to fund operations. During fiscal 1997, the Company has funded its operations primarily through bank borrowings and the proceeds from a preferred stock issuance.

     Net cash used for operating activities in fiscal 1997 was $3,115,000, compared with net cash used by operating activities of $797,000 in fiscal 1996. Net cash used for operations in fiscal 1997 primarily consisted of a net loss in fiscal 1997 of $8,764,000, combined with an increase in accounts receivable, partially offset by an increase in non-cash charges for depreciation and amortization and an increase in accounts payable and deferred revenue. Higher levels of sales on systems integration services which have relatively longer collection cycles contributed to the increase in accounts receivable and accounts payable.

     Net cash used for operating activities in fiscal 1996 was $797,000, compared with net cash provided by operating activities of $1,702,000 in fiscal 1995. Net cash used for operations in fiscal 1996 primarily consisted of a net loss in fiscal 1996 of $3,459,000, combined with an increase in accounts receivable and other assets and a decrease in other liabilities and accrued expenses, partially offset by non-cash charges for depreciation and amortization and an increase in accounts payable. Higher levels of sales contributed to the increase in accounts receivable and accounts payable and the purchase of SDI (see Note 3 of Notes to Consolidated Financial Statements) accounted for the increase in other assets. Lower accrued compensation levels contributed to the decrease in other liabilities and accrued expenses.

     Net cash used for investing activities was $1,396,000, $5,000,000 and $981,000 in fiscal years 1997, 1996 and 1995, respectively. The change from fiscal 1996 to 1997 was due to a decrease in investments in capital equipment, and a decrease in short-term investments, partially offset by an increase in capitalized software development costs. The change from fiscal 1995 to 1996 was due to an increase in investments in capital equipment relating to the Company's relocation to its new facility, offset by a decrease in short-term investments and a decrease in expenditures on capitalized software development costs.

     Net cash provided by financing activities was $4,590,000, $3,251,000 and $1,283,000 in fiscal years 1997, 1996 and 1995, respectively. The change from fiscal 1996 to 1997 was due to net proceeds from the issuance of Convertible Series A Preferred Stock of $2,799,000 and proceeds from borrowings on the new revolving line of credit of $3,051,000 less debt repayments of $1,792,000. The change from fiscal 1995 to fiscal 1996 was primarily due to cash received from a $2,000,000 promissory note obtained in fiscal 1996.

     Under the asset purchase agreement to purchase certain tangible and intangible assets from FAST, the Company may be required to make additional annual performance-based payments (in cash, stock, or cash and stock at the Company's option) over a three year period ending on August 1, 2000. Such performance-based payments will be based upon specified percentages of systems integration and related services net operating margin, and net product license and maintenance revenue recognized by the Company in certain countries in Asia for a period of three years ending on August 1, 2000, as follows: 45% of systems integration/services net operating margin, 10% of product license net revenue, and 2.5% of product maintenance net revenue. Such payments may be made in cash or Common Stock, at the option of the Company. $1,500,000 of the performance payments are guaranteed. As of November 1, 1997, $600,000 of these guaranteed performance payments have been paid by issuance of 156,931 shares of the Common Stock. Three additional payments of cash or common stock valued nominally at $300,000 each will be paid at intervals of ninety days, beginning February 1, 1998. FAST has certain registration rights with respect to the Common Stock. Such registration rights for the 276,931 shares of Common Stock issued in fiscal 1997 are in the process of being registered by the Company in fiscal 1998.

     Under the original asset purchase agreement of the Taiwan operations of SDI, the Company was required to make additional performance-based payments in cash or cash and stock over a two-year period ending on July 8, 1998.
Subsequent to October 31, 1997, the Company renegotiated the major terms of the agreement with SDI, subject to the execution of definitive agreements, such that no additional performance-based payment would be made.

     In April 1997, the Company entered into a Line of Credit Agreement with Imperial Bancorp under which it can borrow up to $5,000,000, based on eligible accounts receivable. The revolving line of credit is secured by substantially all of the Company's assets, bears interest at the bank's prime rate per annum (8.5% at October 31, 1997) and expires on March 15, 1998. At October 31, 1997, $3,051,000 was outstanding under the revolving line of credit and the Company had borrowings available of $1,949,000, subject to compliance with financial covenants and borrowing base limitations. The Line of Credit Agreement requires the Company to maintain certain financial covenants. The Company was in default under its credit facility at October 31, 1997 as a result of failing to meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth and amount of the loss for the fiscal year. See "--FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK--History of Financial Covenant Breaches" and Note 5 of Notes to Consolidated Financial Statements. The Company has not yet obtained a waiver of the default from its lender. The Company is currently negotiating with its lender regarding a new credit facility to replace the existing facility. Although the Company believes that it will obtain a waiver and negotiate a new credit facility, there can be no assurance that the Company will be able to obtain either the waiver or a credit facility on terms acceptable to the Company. In connection with this line of credit, the Company granted the bank warrants to purchase 70,000 shares of the Common Stock at an exercise price of $3.98 per share. The warrant agreement with the bank includes antidilution provisions. However, in no event shall the number of shares issued under this warrant exceed 100,000, nor shall the price be less than $3.00 per share. Such warrants are fully exercisable and expire in April 2002. The bank has certain registration rights with respect to the underlying Common Stock.

     In August 1997, the Company entered into 8% Convertible Preferred Stock Subscription Agreements (the "Subscription Agreements") with Libertyview Fund LLC, Libertyview Plus Fund and CPR (USA), Inc. (collectively, the "Purchasers") pursuant to which the Company sold to the Purchasers on August 19, 1997 an aggregate of 3,000 newly issued shares of Series A Preferred Stock of the Company at a price of $1,000 per share for aggregate gross proceeds to the Company of $3,000,000, before deducting expenses. See Note 7 of Notes to Consolidated Financial Statements for a description of the rights, preferences and privileges of the holders. The Series A Preferred Stock has the right to cumulative dividends at 8% per annum through conversion. The Series A Preferred Stock cannot be converted for six months following the closing and will automatically convert, if not earlier converted by the holders, no later than 24 months following the closing. The holders of Series A Preferred Stock have certain registration rights with respect to the underlying Common Stock. In the event a registration statement relating to the underlying Common Stock is not declared effective by the Commission within one hundred eighty (180) days from the Closing Date (August 19, 1997), then the Company will pay Purchasers two (2%) percent of the principal amount per month thereafter in cash, stock, or cash and stock at the Company's option (the first month shall be pro rated on a weekly basis) until the Company procures registration of the Convertible Preferred Registrable Securities. In connection with the issuance of Series A Preferred Stock (See Note 7 of Notes to Consolidated Financial Statements), the Company granted the placement agents warrants to purchase an aggregate of 150,000 shares of the Common Stock at an exercise price of $6.33 per share. The warrants are fully exercisable and expire in August, 2002.

     Management believes the existing cash and cash equivalents and cash expected to be generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     Continuing Operating Losses.  Consilium has incurred significant operating
     ---------------------------
losses ranging from $533,000 to $3.9 million in the seven consecutive quarters ended October 31, 1997, primarily as a result of lower revenues due to reduced capital expenditures by semiconductor manufacturers, including reduced new construction and expansion of fabrication facilities, particularly in Asia, international currency fluctuations, the relatively immature market for the Company's FlowStream product line coupled with market demand for Windows NT FlowStream products not yet available, unpredictability in timing of receipt of orders, as well as costs from continuing investments by the Company in technology and costs incurred in the Company's software development site in Chennai, India, its recent acquisitions and its systems integration business. At October 31, 1997, Consilium had an accumulated deficit of $20.6 million. The achievement of profitability is primarily dependent upon renewed capital expenditures by semiconductor manufacturers, stronger market acceptance of the Company's FlowStream products in its target industries, successful introduction of the Company's proposed Windows NT FlowStream products, market acceptance and successful management of the Company's new systems integration services business and the Company's ability to manage costs in accordance with anticipated revenues. There can be no assurance as to whether or when achievement of profitable operations will occur.

     Dependence Upon Semiconductor Industry; Current Slowdown and Volatility in
     --------------------------------------------------------------------------
the Semiconductor Industry.  The Company is dependent upon the capital
--------------------------
expenditures of semiconductor manufacturers, including the construction and expansion of semiconductor fabrication facilities, which in turn depend on the current and anticipated market demand for integrated circuits and products utilizing integrated circuits. This industry is characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. This industry is highly cyclical and has periodically experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions during which the capital expenditures by such manufacturers often decreases. The semiconductor industry is currently experiencing a slowdown in terms of product demand and volatility in terms of product pricing. The slowdown and volatility have caused the semiconductor industry to reduce capital expenditures. In addition, semiconductor manufacturers in Asia have reduced capital expenditures as a result of financial instability and international currency fluctuations. These conditions adversely affected Consilium's revenues and operating results by reducing WorkStream DFS product license revenues and demand for the Company's new systems integration services. There can be no assurance that this downturn will not continue or that the Company will not continue to be impacted adversely by this or future downturns in the semiconductor industry.

     Losses in Health Care Products and Process Industries Business Unit.
     -------------------------------------------------------------------
Consilium has been marketing its FlowStream product line to batch process manufacturers, primarily in the healthcare products (pharmaceutical, medical device and biotechnology) and specialty chemical (fibers, paints, resins, plastics and film) industries since fiscal 1992. These types of manufacturers have been generally slow to accept the benefits of manufacturing automation or MES offerings like the Company's FlowStream product. In addition, the Company believes that its successful and timely completion and migration of its FlowStream products onto the Windows NT platform is critical to continued market acceptance of such products. There is no assurance that such industries will develop into a strong market for Consilium's FlowStream product line in the foreseeable future. Consilium expects significant fluctuation in revenue for this business unit until there is a stronger level of acceptance of the FlowStream products by these target industries. Although Consilium significantly reduced expenses in this business unit in fiscal 1997, continued unpredictability in timing of orders resulted in continued losses for the business unit and such losses may continue unless the business unit is able to achieve significant recurring revenues as a result of increased market acceptance of computer automated manufacturing in these target industries generally, and particularly market acceptance of the Company's FlowStream product.

     Dependence on Single Product Line.  Revenues from licenses of the
     ---------------------------------
WorkStream family of products historically have represented a substantial majority of the Company's product revenues (approximately 77%, 86% and 89% of the Company's total license revenue in fiscal 1995, 1996 and 1997, respectively). Although the Company introduced its FlowStream products in fiscal 1992, the Company expects that revenues from the license of WorkStream DFS products will continue to account for at least a substantial portion of the Company's license revenues for the foreseeable future. Declines in the demand for the WorkStream family of products, whether as a result of reduced capital expenditures by semiconductor manufacturers, international currency fluctuation, competition, technological change, price reductions or otherwise, could have a material adverse effect on the Company's business, operating results and financial condition.

     Furthermore, the Company has observed an increasing relationship between its ability to perform systems integration work related to WorkStream DFS products as part of an automated factory solution and sales of licenses of WorkStream DFS products. The Company has limited experience to date in the systems integration business, and if it is not able to perform such systems integration work to the satisfaction of its customers, such failure may have a material adverse effect on the Company's ability to license its WorkStream DFS products as well as to market its systems integration business.

     Development of Systems Integration Services Business and Management of
     ----------------------------------------------------------------------
Systems Integration Projects.  Consilium has begun a systems integration
----------------------------
services business centered on its WorkStream DFS product line, providing more comprehensive solutions to improve efficiencies for semiconductor manufacturing. See "--Risks Related to Acquisitions." Consilium had insignificant revenues from this business in fiscal 1996 and revenues of $7.8 million from this business in fiscal 1997. The Company believes that the successful marketing of its WorkStream DFS product line will depend increasingly on the ability of Consilium to offer these systems integration services and to offer an automated factory solution. The successful management of systems integration projects depends on the timely availability and quality of key component products, the availability of appropriately skilled personnel, the ability to integrate different products from a variety of vendors effectively, and the management of difficult scheduling and delivery problems. Most of the Company's systems integration projects use fixed-price contracts. The pricing of fixed-price contracts requires accurate cost estimation in order to be profitable and therefore involves more risk than time-and-materials contracts, as unanticipated costs may result in reduced profit or even a loss for the Company if the cost of the project exceeds the fee. The Company has limited experience to date in the management of systems integration projects, and there can be no assurance that the Company will be able to manage successfully the various complexities encountered in systems integration projects. Consilium's success will depend in part on its strategic relationships with other vendors in key systems integration projects, and there can be no assurance that such relationships will develop or continue for any significant time period. In addition, the Company's margins in its systems integration projects are typically lower than its margins from sales of its WorkStream and FlowStream products and maintenance contracts for such products. Therefore, the Company believes an increase in systems integration revenue will cause a corresponding decrease in overall margins. The Company expects that revenues from its systems integration services will continue at 1997 levels and may continue to be impacted by the issues associated with international currency fluctuation.

     Availability of Additional Financing.  Consilium has experienced negative
     ------------------------------------
cash flow from operations and may continue to experience negative cash flow. On August 19, 1997, the Company completed a private placement (the "Private Placement") of 3,000 shares of Series A Preferred Stock of the Company.

See "--LIQUIDITY and CAPITAL RESOURCES." The Company also entered into a line of credit agreement with a lender in April 1997, providing a new $5.0 million credit facility secured by the Company's personal property, accounts receivable, equipment and inventory. The Company was in default under its credit facility at October 31, 1997 as a result of failing to meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth and amount of the loss for the fiscal year. At December 31, 1997, the Company had $3,051,000 in outstanding borrowings under this facility. The Company has not yet obtained a waiver of the default from its lender. The Company is currently negotiating with its lender regarding a new credit facility to replace the existing facility which expires on March 15, 1998. Although the Company believes that it will obtain a waiver and negotiate a new credit facility, there can be no assurance that the Company will be able to obtain either the waiver or a credit facility on terms acceptable to the Company. Management believes the existing cash and cash equivalents, combined with its borrowing capacity and cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the next twelve months.

     Nevertheless, the Company may require additional financing. Management of Consilium is currently exploring financing alternatives to supplement Consilium's cash position. Potential sources of additional financing for Consilium include private equity financings, mergers, strategic investments, strategic partnerships or various forms of debt financings. If additional funds are raised by Consilium through the issuance of equity securities or securities convertible into or exercisable for equity securities, the percentage ownership of the then current stockholders of Consilium will be reduced. Consilium may issue additional series of Preferred Stock with rights, preferences or privileges senior to those of the Common Stock. Consilium has no commitments or arrangements to obtain any additional funding and there can be no assurance that any required financing of Consilium will be available on acceptable terms, if at all. The unavailability or timing of any financing, if needed, could prevent or delay the continued development and marketing of Consilium's products and may require curtailment of various operations of Consilium.

     The Company has received an Advanced Technology Program award from the National Institute of Standards and Technology of up to $2.0 million over two years to develop technology for enabling the next generation of advanced applications for manufacturing, including 300 mm semiconductor wafer fabrication and pharmaceutical production; however, there can be no assurance that the Company will satisfy the criteria required to receive reimbursement pursuant to this grant or that government funds will exist for the $0.8 million of the $2.0 million approved for payment in the second year, even if the Company does meet the criteria. The Company has budgeted the receipt of $1.2 million of the $2.0 million award; the Company's failure to receive at least a significant portion of the $1.2 million grant could have a material adverse effect on the Company and its results of operations.

     Dependence on International Sales.  International sales, primarily in
     ---------------------------------
Europe, Korea, Singapore and Taiwan accounted for approximately 34%, 45% and 51% of the Company's total revenues in fiscal 1995, 1996 and 1997, respectively. Increasing revenues from international sales were a result of the new systems integration business partially offset by the reduction in capital expenditures, including construction of new or expanded fabrication facilities, by semiconductor manufacturers in Asia and international currency fluctuations. In addition, the Company's FlowStream product line did not generate significant international revenue due to the lack of a mature market for the FlowStream product. The Company expects that international sales will continue to account for a significant portion of its revenue and the future performance of the Company will be dependent, in part, on its ability to continue to compete in Asia, one of the largest markets for the sale of MES software to semiconductor manufacturers. The Company also plans to continue its systems integration business internationally, through its recent acquisition of FAST and otherwise. The net sales and income from international sales may be adversely impacted by fluctuations in currency exchange rates. The Company's international contracts are denominated primarily in U.S. dollars, and significant fluctuations in currency exchange rates against the U.S. dollar, particularly the recent significant fluctuations in Asian currencies, have caused, and may continue to cause, deferrals, delays and cancellation of orders. The financial systems in Japan, South Korea, Taiwan, Singapore, and other Asian nations have experienced significant turmoil. Recently announced financial failures by leading Asian financial institutions have increased concerns over Asian economic stability. Such turmoil in the financial markets has caused semiconductor manufacturers in these countries to delay or defer capital expenditures. Diminished economic growth in Asia could reduce consumer demand for products using semiconductor chips and further dampen capital expenditures by such semiconductor manufacturers, including construction of new or expanded fabrication facilities.

     Consilium's ability to compete in this region in the future will depend on the continuation of favorable trading relationships between the region and the United States, and the continuing ability of Consilium to maintain satisfactory relationships with leading semiconductor companies in the region. Dependence on revenues from international sales involves a number of inherent risks, including economic slowdown and/or downturn in the semiconductor and electronics industries in Asia, international currency fluctuations, general strikes or other disruptions in working conditions, political instability, trade restrictions, changes in tariffs, the difficulties associated with staffing and managing international operations, generally longer receivables collection periods, unexpected changes in or impositions of legislative or regulatory requirements, reduced protection for intellectual property rights in some countries, potentially adverse taxes, delays resulting from difficulty in obtaining export licenses for certain technology, seasonality due to the slowdown in European business activity during the summer months and other trade barriers. International sales will also be impacted by the specific economic conditions in each country. Certain of these factors have in the past had a material adverse effect on the Company's international sales and, consequently, on the Company's results of operations and there can be no assurance that these factors will not materially and adversely impact international sales for the Company in the future.

      History of Financial Covenant Breaches.  In each of the last seven
      --------------------------------------
quarters, the Company has breached at least one of the financial covenants in its then existing line of credit agreement. As a result of the difficulties encountered in complying with the financial covenants included in its previous line of credit agreement, in April 1997, the Company entered into a $5.0 million line of credit agreement with a new lender secured by the Company's personal property, accounts receivable, equipment and inventory in which the Company renegotiated its covenants. However, the Company was in breach of the financial covenants of this new credit agreement at April 30, July 31 and October 31, 1997. Prior to the October 31, 1997 breach, the Company was able to obtain a waiver of each such breach from the lender. The Company was in default under its credit facility at October 31, 1997 as a result of failing to meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth and amount of the loss for the fiscal year. At December 31, 1997, the Company had $3,051,000 in outstanding borrowings under this facility. The Company has not yet obtained a waiver of the October 31, 1997 default from its lender. The Company is currently negotiating with its lender regarding a new credit facility to replace the existing facility which expires on March 15, 1998. Although the Company believes that it will obtain a waiver and negotiate a new credit facility, there can be no assurance that the Company will be able to obtain either the waiver or a credit facility on terms acceptable to the Company. In addition, there can be no assurance that such breaches of financial covenants will not occur in the future, or that, if they occur, the Company's lender will waive any such breach. Any failure to obtain such a waiver would result in a default that would have a material adverse effect on the Company. In addition, the loss of the services of Laurence Hootnick, the Company's President and Chief Executive Officer, qualifies as a default under the Company's current line of credit agreement. See "--Dependence on Key Personnel." There can be no assurance that the Company would be able to repay any outstanding amounts under its line of credit upon any default or be able to obtain an equivalent, or any, replacement line of credit.

     New Products and Rapid Technological Change; Risk of Product Defects.  The
     --------------------------------------------------------------------
MES industry is characterized by rapid technological change, frequent new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The development of more complex manufacturing facilities embodying new technologies will require increasingly sophisticated MES software. The Company's future results of operations will depend in part upon its ability and its third party suppliers' ability to enhance current products and to develop and introduce new products on a timely and cost-effective basis that will keep pace with technological developments and evolving industry standards and methodologies, as well as address the increasingly sophisticated needs of the Company's customers. The Company has experienced in the past and may experience in the future delays in new product development and product enhancements. There can be no assurance that any new products will gain market acceptance or that the Company will be successful in developing and marketing product enhancements or new products that respond to technological change, evolving industry standards and changing customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products or product enhancements, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of market acceptance.

     Failure of the Company, for technological or other reasons, to develop and introduce new products and product enhancements in a timely and cost-effective manner could have a material adverse effect on the Company's business, operating results and financial condition. Even during periods of reduced revenues the

Company must continue to invest in research and development, although at reduced levels, in order to remain competitive, and such costs could adversely affect financial results in periods of lower revenues. In addition, the introduction or even announcement of products by the Company or one or more of its competitors embodying new technologies or changes in industry standards or customer requirements could render the Company's existing products obsolete or unmarketable. For example, the Company believes that its successful and timely migration of its FlowStream products onto the Windows NT platform, the introduction of new WorkStream DFS modules and the Company's new FAB300 line on the Windows NT platform is important to continued market acceptance of such products. There can be no assurance that the introduction or announcement of new product offerings by the Company or one or more of its competitors will not cause customers to defer purchases of existing Company products. For example, the Company recently announced its current development of a new FAB300 product line, which is being designed to provide the features necessary to support 300 mm integrated circuit manufacturing, which the Company believes will be a new industry standard. Potential customers of the Company's products may defer purchasing currently available products in order to evaluate the FAB300 product when it becomes available, or any competitive 300 mm manufacturing product that may be developed. Such deferral of purchases could have a material adverse effect on the Company's business, operating results or financial condition.

     Software products as complex as those offered by the Company may contain defects or failures when introduced or when new versions are released. The Company has discovered in the past software defects in certain of its products and may experience delays or lost revenue to correct such defects in the future. Although the Company has not experienced material adverse effects resulting from any such defects to date, there can be no assurance that, despite testing by the Company, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of market share or failure to achieve market acceptance. Any such occurrence could have a material adverse effect upon the Company's business, operating results or financial condition.

     Dependence on Third Parties.  The Company depends on third parties for
     ---------------------------
performing certain processes and providing a variety of the components and materials necessary for the production of its products. The Company has contracted with a company in Chennai, India for a substantial portion of its continuing research and development, including the development of updates and new releases for its WorkStream maintenance customers and the continuing development of its FlowStream product line. The failure of this contractor to produce current WorkStream and FlowStream products in the specified manner or to produce new releases of the WorkStream product in a timely manner, or at all, or production of WorkStream releases or FlowStream products of inferior quality, would have a material adverse effect on the Company. In addition, because the Company currently depends on the development work produced in Chennai, the termination of the contract for such research and development services could have a material adverse effect on the Company. The current contract requires one year's written notice of termination, however, there can be no assurance that this time period would be sufficient to locate replacement development services, either through employees or another third-party research and development contract.

     The Company's products contain embedded software that is developed and licensed to it by third parties. Any changes made to such embedded software or any discontinuance of such software or the license to such software, could have a material adverse effect on the Company by causing the Company to ensure that its product functions properly with the changed software or to find or develop replacement software. In addition, the Company may be required by a systems integration customer to use a third party's software in a particular project.
If such software does not function properly in the project, the Company may be required to incur unexpected costs in order to integrate the software, which would adversely impact its margins in a fixed-price contract. See "--Development of Systems Integration Services Business and Management of Systems Integration Projects."

     Additionally, although the Company believes that all of its products will record, store, process, calculate and present calendar dates falling on or after (and if applicable, spans of time including) January 1, 2000, and will calculate any information dependent on or relating to such dates in the same manner, and with the same functionality, data integrity and performance, as such products record, store, process, calculate and present calendar dates on or before December 31, 1999, or calculate any information dependent on or relating to such dates (collectively, "Year 2000 Compliant"), Year 2000 Compliant issues may arise with respect to products furnished by third-party suppliers in connection with the Company's systems integration business that may result in unforeseen costs or delays to the Company and therefore may have a material adverse effect on the Company.

     Dependence on Key Personnel.  The Company's success depends to a
     ---------------------------
significant extent upon a number of key technical and management employees, and in particular, upon Laurence Hootnick, the Company's President and Chief Executive Officer. The Company does not currently have "key man" life insurance on Mr. Hootnick or any other employees. The loss of services of Mr. Hootnick or any of the Company's other key employees could have a material adverse effect on the Company. Furthermore, the loss of Mr. Hootnick's services would qualify as a default under the Company's line of credit agreement, which would have a material adverse effect on the Company. There can be no assurance that the Company would be able to repay any outstanding amounts under its line of credit upon such a default or obtain an equivalent, or any, replacement line of credit. See "--History of Financial Covenant Breaches."

     The Company's success will depend in large part on its ability to attract and retain highly-skilled technical, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in retaining its key technical and management personnel and in attracting and retaining the personnel it requires to continue to grow.

     Risks Related to Acquisitions.  The Company has recently completed two
     -----------------------------
acquisitions, SDI in late fiscal 1996 and FAST during fiscal 1997. The successful integration of these companies will require substantial additional attention from management. The majority of the costs associated with these acquisitions have already been incurred, but the anticipated benefits of these acquisitions will not be achieved unless the operations are successfully combined with the Company's in a timely manner. The diversion of the attention of management from the day-to-day operations of the Company, or difficulties encountered in the transition and integration process, as well as the loss of key personnel in those acquired companies, could have a material adverse effect on the business, financial condition and results of operations of the Company.

     To implement its business plans, the Company may make further acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly-acquired business into the Company's operations. The Company's operating results could be adversely affected it if is unable to successfully integrate such new companies into its operations. There can be no assurance that any acquired products, technologies or businesses will contribute at anticipated levels to the Company's sales or earnings, or that sales and earnings from combined businesses will not be adversely affected by the integration process. Certain acquisitions or strategic transactions may be subject to approval by the other party's board or stockholders, domestic or foreign governmental agencies, or other third parties. Accordingly, there is a risk that important acquisitions or transactions could fail to be concluded as planned. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt, taxes, contingent liabilities, amortization expenses related to goodwill and other intangible assets and expenses incurred to align the accounting policies and practices of the acquired companies with those of the Company. These factors could adversely affect the Company's future operating results, financial position and cash flows. As some of the Company's competitors have pursued a strategy of growth through acquisition, there is a risk that future acquisitions could be more expensive due to competition among bidders for target companies.

     Competition.  The MES software market in which the Company competes is
     -----------
intensely competitive and subject to rapid technological change. The Company believes that the primary competitive factors in the market for MES software are the size of installed base and the product functionality, and that additional factors include price/performance for its WorkStream DFS product line, ease of use, hardware and software platform, vendor reputation and financial stability. Failure of the Company to successfully compete with respect to any of these or other factors could have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that its products currently compete favorably with other systems on the primary factors listed above, although it may be at a competitive disadvantage against companies with greater financial, marketing, services and support, and technological resources than the Company. The Company also believes that the relative importance of these competitive factors may change over time.

     The Company continues to experience competition primarily from the management information systems departments of its largest potential customers, which have the capability to develop software internally. The Company believes that acquisition of MES products will increasingly shift to external vendors as packages, services and expertise become more widely available from third parties. The Company continues to experience direct competition primarily in the semiconductor and pharmaceutical industries from various competitors, including Andersen Consulting, Base-10, FASTech, ICC, Incode, International Business Machines, Promis and SAP. The Company anticipates increased competition from other MES companies.

     ERP systems are another primary software application for planning and executing production once a product is designed. ERP systems help manufacturers translate forecasted demand or order backlog into a manufacturing plan of raw materials, gross capacity and production orders for the plant floor. They also track the associated financial and accounting paperwork. Since ERP systems only collect historical yield and cost data and do not provide real-time comprehensive information about the complete status of operations and resources, they do not support the proactive or ongoing management of the actual production process as it occurs. However, ERP system vendors are beginning to compete with the Company. The first such offering was released by SAP in mid-1995. Although ERP systems typically offer only a basic shop floor control package with limited MES functionality, this basic MES functionality may be acceptable for potential customers, especially companies with limited tracking and control requirements. In addition, pre-integration with ERP may be a compelling reason for some potential customers to buy an ERP system with basic MES capabilities instead of a separate MES package.

     Current and potential competitors may determine, for strategic reasons, to consolidate, lower the prices of their products or bundle their products with other products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire market share.

     Concentration of Product Revenues in Small Number of Customers; High
     --------------------------------------------------------------------
Average Selling Price; Lengthy Sales Cycle.  Consilium's product revenues
------------------------------------------
historically have been concentrated in a relatively small number of customers and its products have a high average selling price. During fiscal 1997, the percentage of product license revenue derived from the Company's ten largest customers was approximately 57%, compared to approximately 75% in fiscal 1996 and 60% in fiscal 1995, although no one customer accounted for more than 10% of the Company's product revenues in any of these fiscal years. Consilium derives most of its revenues from a relatively small number of software orders which can range from $10,000 to over $1,000,000, and these products have a relatively long sales cycle. The average sales price in fiscal 1997 for a new installation of the WorkStream DFS product line was approximately $200,000. The average sales price for the FlowStream product line in fiscal 1997 was approximately $182,000 for an initial installation. The receipt of fewer orders than anticipated in any quarter can have a substantial negative impact on any quarter's operating results. The licensing and sales of the Company's software products generally involves a significant commitment of capital by prospective customers, with the attendant delays frequently associated with large capital expenditures and lengthy acceptance procedures. For these and other reasons, the sales cycle associated with the licensing of the Company's products is typically lengthy and subject to a number of significant risks over which the Company has little or no control. Because the timing of customer orders is hard to predict, the Company believes that its quarterly operating results are likely to vary significantly in the future. Actual results of the Company could vary materially as a result of a variety of factors, including, without limitation, the high average selling price and long sales cycle for the Company's products, the relatively small number of orders per quarter, dependence on sales to a limited number of large customers, timing of receipt of orders, successful product introduction and acceptance of the Company's products and increased competition. Fluctuations in demand and changes in the timing of receipt of orders may significantly affect the Company's operating results in any fiscal quarter.

     Potential Fluctuations in Quarterly Operating Results.  The Company's
     -----------------------------------------------------
results of operations historically have fluctuated on a quarterly basis due to numerous factors. Factors that may affect operating results of the Company materially and unpredictably include: the economic conditions in the semiconductor and electronics industries generally and in the Company's geographic markets; the relatively high average selling price of the Company's products; the relatively small number of transactions; the size and timing of receipt of orders from customers; the timing of operating expenditures; the level of market acceptance for the Company's products; the successful management of systems integration projects; reduced margins from systems integration projects; changes in average selling price and product mix; exchange rate fluctuations; increased competition; new product announcements and releases by the Company and its competitors and subsequent deferrals in sales orders as new or competitive products are evaluated by prospective customers; the timing of co-development products with customers; gain or loss of significant customers; expense levels; renewal of maintenance contracts; pricing changes by the Company or its competitors; and personnel changes. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter.

     The Company's expense levels will be based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results could be adversely affected. The slowdown in the semiconductor industry and in the construction of new wafer fabrication facilities has resulted in Consilium experiencing rescheduled orders, a reduction or delay in orders for WorkStream DFS and lower than expected demand for systems integration services; there can be no assurance that this slowdown will not continue. Quarterly revenue and operating results will therefore depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter, with these revenues frequently concentrated in the last two weeks of the quarter. Operating results would be disproportionately affected by a reduction in revenue because only a small portion of the Company's expenses vary with its revenue. In addition, the Company's margins in its systems integration projects are typically lower than its margins from sales of its WorkStream and FlowStream products and maintenance contracts for such products. The Company expects that revenues from its systems integration services will continue to increase as a percentage of overall revenues, and that its overall margins will correspondingly decrease. Operating results in any period should not be considered indicative of the results to be expected for any future period, and there can be no assurance that the Company's revenues will increase or that the Company will achieve profitability.

     Possible Volatility of Stock Price.  The market price of the Common Stock
     ----------------------------------
has been volatile. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction or market acceptance of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market has experienced from time to time significant price and volume fluctuations that have affected particularly the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations also may adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has occurred against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and divert management attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations. Any adverse determination in such litigation could also subject the Company to significant liabilities.

     Compliance with NASDAQ Listing Requirements; Disclosure Relating to Low-
     ------------------------------------------------------------------------
Priced Stock.  The Common Stock is quoted on the Nasdaq National Market.
------------
However, in order to continue to be included in the Nasdaq National Market, a company must maintain, among other things, two market makers, a minimum bid price of $1.00 per share, $4,000,000 in net tangible assets (total assets less total liabilities and goodwill) and a $5,000,000 market value of the public float (excluding shares held directly or indirectly by any officer or director of the company and by any person holding beneficially more than 10% of the company's outstanding shares). Although the Company currently meets the Nasdaq National Market maintenance criteria, if the Company's stock price declines below $1.00, the Company would not meet the minimum bid price requirement. Failure to meet these maintenance criteria in the future may result in the delisting of the Common Stock from the Nasdaq National Market and the quotation of the Common Stock on the Nasdaq SmallCap Market (the "SmallCap Market") if the requirements for inclusion on the Small Cap Market are met. As a result of quotation on the SmallCap Market, an investor may find it more difficult to dispose of the Common Stock.

     A company must have $4,000,000 in net tangible assets, $50,000,000 market or capitalization or $750,000 net income in two of the last three years, $5,000,000 market value of the public float and a minimum bid price of $4.00 per share for inclusion in the SmallCap Market, unless any of such requirements are waived by the Nasdaq Stock Market, Inc. ("Nasdaq"). Failure to meet the SmallCap Market inclusion criteria, or the failure to meet the SmallCap Market maintenance criteria if the initial SmallCap Market inclusion criteria are met, may result in the delisting of the Common Stock from Nasdaq. Trading, if any, in the Common Stock would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock.

     In addition, if the Common Stock were delisted from trading on a Nasdaq market and the trading price of the Common Stock was less than $5.00 per share, trading in the Common Stock would also be subject to certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of the Common Stock and the ability of purchasers in this offering to sell the Common Stock in the secondary market.

     Proprietary Rights.  The Company's success and ability to compete depends
     ------------------
in part upon its proprietary rights. The Company holds three patents and also relies on a combination of trade secret, copyright and trademark laws and license agreements to protect its proprietary rights in its products. While the Company intends to protect its patent rights vigorously, there can be no assurance that any patents held by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide competitive advantages to the Company. The Company generally provides its products to end users under a non-exclusive, non-transferable license which typically has a perpetual term unless terminated for breach. In addition, the Company generally enters into confidentiality or license agreements with employees, distributors and customers, and limits access to and distribution of its software, documentation and other proprietary information. Despite these precautions, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's competitors will not independently develop similar or superior technology, duplicate the Company's product or design around patents issued to the Company or other intellectual property rights of the

Company. In addition, the laws of certain foreign countries in which the Company's products are or may be tested or sold, including various countries in Asia, may not protect the Company's products and intellectual proprietary rights to as great an extent as do the laws of the United States.

     There has been substantial industry litigation regarding patents and other intellectual property rights involving technology companies. In the future, litigation may be necessary to protect and enforce the Company's intellectual property rights, to defend the Company against claimed infringement of the rights of others and to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and could divert management's attention, which could have a material adverse effect on the Company's business, results of operations or financial condition regardless of the outcome of the litigation. In addition, third parties making claims against the Company with respect to intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products in the United States and abroad, and could result in an award of substantial damages. In the event of a claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all.

     Concentration of Stock Ownership.  The present directors, executive
     --------------------------------
officers and 5% stockholders of the Company and their affiliates beneficially own approximately 51.54% of the outstanding Common Stock. As a result, these stockholders may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

     Potential Anti-Takeover Effects.  Certain provisions of Consilium's
     -------------------------------
Certificate of Incorporation and Delaware law could discourage potential acquisition proposals and could delay a change of control of Consilium not approved by Consilium's Board of Directors. Such provisions diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of the Common Stock. Such provisions may also inhibit fluctuations in the market price of the Common Stock that could result from takeover attempts. The Company is also afforded the protections of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of the Company or could impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. In addition, the Board of Directors has authority to issue up to 4,000,000 shares of Preferred Stock of the Company, par value $0.01 per share ("Preferred Stock") of which 3,000 shares have been designated as Series A Preferred Stock and issued in the Private Placement and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock. The Company has no present plan to issue shares of Preferred Stock. The Company's Certificate of Incorporation provides that directors are removable only for cause, and so long as the Board of Directors consists of more than two directors, the Board of Directors will be divided into three classes of directors serving staggered three-year terms. As a result, only one of the three classes of the Company's Board of Directors will be elected each year. The classified board structure may have the effect of delaying or inhibiting any attempt to acquire control of the Company. Furthermore, the Company has entered into change of control agreements with certain officers of the Company pursuant to which such officers shall be entitled to payments and accelerated vesting of options upon the change of control of the Company. In addition, stockholders of Consilium are not permitted to call special meetings or take action by written consent. These provisions may have the effect of delaying hostile takeovers or delaying changes in control or management of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 will become effective in the first quarter of the Company's fiscal year ending October 31, 1998. Upon adoption, all prior-period earnings per share data presented will be restated to conform with SFAS No.
128. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. Net income (loss) per share amounts assuming SFAS No. 128 had been adopted at the beginning of fiscal 1997, 1996 and 1995 would not be different from the net income (loss) per share amounts as previously reported in the Company's consolidated financial statements.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of information about Capital Structure," which requires companies to disclose certain information about their capital structure. SFAS No. 129 will become effective in the first quarter of the Company's fiscal year ending October 31, 1998 and its adoption is not expected to have a material effect on the financial statements of the Company.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 will become effective for the Company's fiscal year ending October 31, 1999. The Company anticipates additional disclosure requirements on comprehensive income upon adoption of SFAS No. 130.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for disclosure of segment information. SFAS No. 131 will become effective for the Company's fiscal year ending October 31, 1999. The Company anticipates additional disclosure requirements on segment information upon adoption of SFAS No. 131.

QUARTERLY FINANCIAL INFORMATION

     The following table sets forth unaudited quarterly financial information for the Company's last eight quarters. The Company's results of operations historically have fluctuated on a quarterly basis due to numerous factors. See --FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK--Potential Fluctuations in Quarterly Operating Results." This unaudited information has been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented.

     The Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance.

                                                                            QUARTER ENDED
                                         --------------------------------------------------------------------------------------
                                                          1996                                         1997
                                         -----------------------------------------    -----------------------------------------
(In thousands, except per share          JAN. 31   APR. 30    JUL. 31    OCT. 31       Jan. 31    Apr. 30    Jul. 31    Oct. 31
 amounts)
Revenues                                  $9,159   $ 7,779    $10,715    $10,494       $ 8,574    $11,092    $10,909    $10,060
Cost of revenues                           2,264     2,577      3,830      3,831         5,014      4,943      4,371      4,735
                                         -------   -------    -------    -------        ------    -------    -------    -------
Gross margin                               6,895     5,202      6,885      6,663         3,560      6,149      6,538      5,325
Operating expenses                         6,571     7,434      7,262      7,207         7,465      7,184      7,504      7,744
Income(loss) before income taxes             470    (2,152)      (326)      (477)       (3,880)    (1,068)    (1,034)    (2,481)
Provision for income taxes                   248       124        207        395            62         53        147         39
Net income(loss)                             222    (2,276)      (533)      (872)       (3,942)    (1,121)    (1,181)    (2,520)
Net income(loss) attributable
 to common stock                             222    (2,276)      (533)      (872)       (3,942)    (1,121)    (1,181)    (2,825)
Net income (loss) per common share        $ 0.03   $ (0.29)   $ (0.07)   $ (0.11)      $ (0.50)   $ (0.14)   $ (0.15)   $ (0.34)
Shares used in per share calculation       8,260     7,773      7,838      7,895         7,928      7,963      8,018      8,254

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                     Page
                                                                                                    ------
FINANCIAL STATEMENTS OF CONSILIUM, INC.
     Reports of Independent Public Accountants.....................................................  46
     Consolidated Balance Sheets...................................................................  48
     Consolidated Statements of Operations.........................................................  49
     Consolidated Statements of Stockholders' Equity...............................................  50
     Consolidated Statements of Cash Flows.........................................................  51
     Notes to Consolidated Financial Statements....................................................  52

Report of Independent Public Accountants


To Consilium, Inc.:

     We have audited the accompanying consolidated balance sheets of Consilium, Inc. (a Delaware Corporation) and subsidiaries as of October 31, 1997 and
1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consilium, Inc. and subsidiaries as of October 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(b) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                        ARTHUR ANDERSEN LLP


San Jose, California
December 3, 1997

Report of Independent Accountants


Board of Directors and Stockholders
Consilium, Inc. and Subsidiaries

     We have audited the consolidated statements of operations, stockholders' equity and cash flows of Consilium, Inc. and subsidiaries for the year ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Consilium, Inc. and subsidiaries for the year ended October 31, 1995, in conformity with generally accepted accounting principles.



                                                  COOPERS & LYBRAND L.L.P.

San Jose, California
December 6, 1995

Consolidated Balance Sheets
(In thousands, except share and per share amounts)

                                                           October 31,
                                                    -----------------------
                                                        1997        1996
                                                    ------------  ---------
        Assets
Current assets:
  Cash and cash equivalents                             $ 7,865    $ 8,094
  Short-term investments                                      -      1,000
  Accounts receivable, net of allowance
    for doubtful accounts of $300 and $705
    in 1997 and 1996, respectively                       11,014      9,139
  Other current assets                                      590      1,114
                                                        -------    -------
    Total current assets                                 19,469     19,347

Property & equipment, net                                 4,312      4,827
Software development costs, net                           2,688      3,094
Goodwill, net                                             3,092      1,345
Other assets                                                406        380
                                                        -------    -------

                                                        $29,967    $28,993
                                                        =======    =======

        Liabilities and Stockholders' Equity
Current liabilities:
  Line of credit / Note payable                         $ 3,051    $ 1,792
  Accounts payable                                        6,587      4,114
  Other current liabilities and accrued expenses          3,799      3,910
  Accrued acquisition costs                               1,662        105
  Deferred revenue                                        6,437      5,735
                                                        -------    -------

    Total current liabilities                            21,536     15,656
                                                        -------    -------

Commitments and contingencies (Notes 3 and 6)

Stockholders' equity:
  Preferred stock, $.01 par value
    Authorized: 4,000,000 shares
    Issued and outstanding: 3,000 shares
     in 1997 and none in 1996; aggregate liquidation
     preference of $3,050                                    --         --
  Common stock, $.01 par value:
    Authorized: 25,000,000 shares
    Issued and outstanding: 8,290,290 shares
    in 1997 and 7,928,051 shares in 1996                     83         79
  Additional paid-in capital                             29,261     24,794
  Accumulated deficit                                   (20,559)   (11,490)
  Cumulative translation adjustment                        (354)       (46)
                                                        -------    -------

    Total stockholders' equity                            8,431     13,337
                                                        -------    -------


                                                        $29,967    $28,993
                                                        =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(In thousands, except per share amounts)
                                                                       Years ended October 31,
                                                              ----------------------------------------
                                                              1997              1996              1995
                                                              ----              ----              ----
REVENUES:
     Product                                               $    14,181      $     19,073      $      16,115
     Services                                                   25,940            17,268             15,979
     Development                                                   514             1,806              1,031
                                                          ------------      ------------      -------------
          Total revenues                                        40,635            38,147             33,125
                                                          ------------      ------------      -------------
COST OF REVENUES:
     Product                                                     3,245             4,461              3,022
     Services                                                   15,449             7,437              4,967
     Development                                                   369             1,263                632
                                                          ------------      ------------      -------------
          Total cost of revenues                                19,063            13,161              8,621
                                                          ------------      ------------      -------------

GROSS MARGIN                                                    21,572            24,986             24,504
                                                          ------------      ------------      -------------

OPERATING EXPENSES:
     Research and development                                   12,165            10,847              9,246
     Selling and marketing                                      13,739            13,039             12,264
     General and administrative                                  3,993             3,929              3,119
     Restructuring charge                                          ---               ---               (211)
                                                          ------------      ------------      -------------
          Total operating expenses                              29,897            27,815             24,418
                                                          ------------      ------------      -------------

INCOME (LOSS) FROM OPERATIONS                                   (8,325)           (2,829)                86
                                                          ------------      ------------      -------------

Interest income                                                    156               425                588
Interest expense                                                  (294)              (81)               (10)
                                                          ------------      ------------      -------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                 (8,463)           (2,485)               664

PROVISION FOR INCOME TAXES                                         301               974                523
                                                          ------------      ------------      -------------

NET INCOME (LOSS)                                               (8,764)           (3,459)               141

PREFERRED STOCK DIVIDENDS                                         (305)              ---                ---
                                                          ------------      ------------      -------------

NET INCOME (LOSS) ATTRIBUTABLE TO
COMMON STOCK                                               $    (9,069)     $     (3,459)     $         141
                                                          ============      ============      =============

NET INCOME (LOSS) PER COMMON SHARE                         $     (1.13)     $      (0.44)     $        0.02
                                                          ============      ============      =============
SHARES USED IN
PER SHARE CALCULATIONS                                           8,045             7,804              7,912
                                                          ============      ============      =============

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity

                                                         Convertible
                                                       Preferred Stock                Common Stock          Additional
(In thousands)                                       Shares        Amount         Shares     Amount        Paid-in Capital
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1994                             ---     $     ---           7,429     $   74        $    21,744
------------------------------------------------------------------------------------------------------------------------------------

Issuance of stock pursuant to employee
   stock purchase plan                                 ---           ---             136          1                708
Exercise of common stock options                       ---           ---             131          2                885
Net income                                             ---           ---             ---        ---                ---

------------------------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1995                             ---           ---           7,696         77             23,337
------------------------------------------------------------------------------------------------------------------------------------

Issuance of stock pursuant to employee
   stock purchase plan                                 ---           ---             145          1                934
Exercise of common stock options                       ---           ---              87          1                523
Translation adjustment                                 ---           ---             ---        ---                ---
Net loss                                               ---           ---             ---        ---                ---

------------------------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1996                             ---           ---           7,928         79             24,794
------------------------------------------------------------------------------------------------------------------------------------

Issuance of Series A convertible preferred stock,
   net of issuance costs of $201                         3           ---             ---        ---              2,799
Issuance of common stock in connection with
   the acquisition of Fast Associates Pte. Ltd.        ---           ---             195          2                774
Issuance of stock pursuant to employee
   stock purchase plan                                 ---           ---             166          2                527
Exercise of common stock options                       ---           ---               1        ---                  3
Issuance of warrants to bank to purchase common stock  ---           ---             ---        ---                109
Preferred stock dividends                              ---           ---             ---        ---                ---
Accretion of preferred stock discount                  ---           ---             ---        ---                137
Accretion of fair value of warrants                    ---           ---             ---        ---                118
Translation adjustment                                 ---           ---             ---        ---                ---
Net loss                                               ---           ---             ---        ---                ---

------------------------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1997                               3     $     ---           8,290     $   83        $    29,261
------------------------------------------------------------------------------------------------------------------------------------

                                                                                          Cumulative
                                                                       Accumulated       Translation
                                                                         Deficit          Adjustment       Total
----------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1994                                            $    (8,172)     $     ---        $ 13,646
----------------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
   stock purchase plan                                                        ---            ---             709
Exercise of common stock options                                              ---            ---             887
Net income                                                                    141            ---             141

----------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1995                                                 (8,031)           ---          15,383
----------------------------------------------------------------------------------------------------------------------
Issuance of stock pursuant to employee
   stock purchase plan                                                        ---            ---             935
Exercise of common stock options                                              ---            ---             524
Translation adjustment                                                        ---            (46)            (46)
Net loss                                                                   (3,459)           ---          (3,459)

----------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1996                                                (11,490)           (46)         13,337
----------------------------------------------------------------------------------------------------------------------
Issuance of Series A convertible preferred stock,
   net of issuance costs of $201                                              ---            ---           2,799
Issuance of common stock in connection with
   the acquisition of Fast Associates Pte. Ltd.                               ---            ---             776
Issuance of stock pursuant to employee
   stock purchase plan                                                        ---            ---             529
Exercise of common stock options                                              ---            ---               3
Issuance of warrants to purchase common stock                                 ---            ---             109
Preferred stock dividends                                                     (50)           ---             (50)
Accretion of preferred stock discount                                        (137)           ---             ---
Accretion of fair value of warrants                                          (118)           ---             ---
Translation adjustment                                                        ---           (308)           (308)
Net loss                                                                   (8,764)           ---          (8,764)

----------------------------------------------------------------------------------------------------------------------
BALANCES, OCTOBER 31, 1997                                            $   (20,559)     $    (354)       $  8,431
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                                       Years ended October 31,
                                                                               -------------------------------------------
                                                                                   1997           1996            1995
                                                                                   ----           ----            ----
(In thousands)
--------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $  (8,764)     $  (3,459)      $     141
                                                                                --------       --------        --------
     Adjustments to reconcile net income (loss) to net cash (used for)
         provided by operating activities:
      Depreciation and amortization                                                4,009          3,083           3,332
      Provision for doubtful accounts receivable                                     ---             55             324
      Changes in assets and liabilities, net of acquisitions:
       Accounts receivable                                                        (1,875)        (1,616)         (2,721)
       Other assets                                                                  543           (589)            190
       Accounts payable                                                            2,473          2,314             591
       Deferred revenue                                                              702            (61)            138
       Other liabilities and accrued expenses                                       (203)          (524)           (293)
                                                                                --------       --------        --------
        Total adjustments                                                          5,649          2,662           1,561
                                                                                --------       --------        --------

         Net cash (used for) provided by operating activities                     (3,115)          (797)          1,702
                                                                                --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (1,072)        (3,722)         (1,543)
     Capitalized software development costs                                       (1,324)          (886)         (1,460)
     Purchases of short-term investments                                             ---         (2,000)         (1,708)
     Sales of short-term investments                                               1,000          2,478           3,730
     Cash paid for acquisition of the Taiwan operations of SDI                       ---           (870)            ---
                                                                                --------       --------        --------

         Net cash used for investing activities                                   (1,396)        (5,000)           (981)
                                                                                --------       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of note payable                                        3,051          2,000             ---
     Principal payments on note payable                                           (1,792)          (208)            ---
     Principal payments on capital leases                                            ---            ---            (313)
     Net proceeds from issuance of preferred stock                                 2,799            ---             ---
     Proceeds from issuance of common stock and exercise of options                  532          1,459           1,596
                                                                                --------       --------        --------

         Net cash provided by financing activities                                 4,590          3,251           1,283
                                                                                --------       --------        --------
Effect of exchange rate changes on cash                                             (308)           (46)            ---
                                                                                --------       --------        --------
Net (decrease) increase in cash and cash equivalents                                (229)        (2,592)          2,004
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     8,094         10,686           8,682
                                                                                --------       --------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $   7,865      $   8,094       $  10,686
                                                                                ========       ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for:
      Interest                                                                 $     230      $      81       $      10
                                                                                ========       ========        ========
      Income taxes                                                             $     175      $      43       $      13
                                                                                ========       ========        ========
     Non-cash financing activities:
      Common stock issued for the acquisition of Fast
       Associates Pte. Ltd.                                                    $     776      $     ---       $     ---
                                                                                ========       ========        ========

The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               OCTOBER 31, 1997

NOTE 1:  NATURE OF OPERATIONS AND ORGANIZATION

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

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Preparation
----------------------------------------------------

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

Foreign Currencies
------------------

     The functional currency of the Company's wholly owned German subsidiary is the local currency. Gains and losses resulting from the translation of the subsidiary's financial statements are reported as a separate component of stockholders' equity. The functional currency of the Company's other wholly owned foreign subsidiaries is the U.S. dollar. Accordingly, translation gains and losses, which have not been material, are reflected in the accompanying statements of operations. Exchange gains and losses arising from transactions denominated in foreign currencies have not been material to date.

Cash and Cash Equivalents
-------------------------

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Short-term Investments
----------------------

     At October 31, 1996, the Company's investments were classified as available-for-sale and were recorded at fair market value, which approximated amortized cost and, as such, gross unrealized holding gains and losses were not material. The fair value of the investments was determined based on quoted market prices at the reporting dates for those instruments. Realized gains and losses have not been material to date. The carrying value of the Company's available for sale investments by major security type consisted of the following as of October 31, 1996 (in thousands):

                  Description                              1996
          ----------------------------                    ------
          Preferred Auction Securities                    $1,000
          Commercial Paper                                 1,000
          Municipal Bonds                                  3,500
                                                          ------
                                                          $5,500
                                                          ======

     Approximately $4,500,000 of the total investments in debt securities as of October 31, 1996 are included in cash and cash equivalents. The remaining balance is classified as short-term investments. The Company did not have any investments in debt and equity securities as of October 31, 1997.

Depreciation and Amortization
-----------------------------

     Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives of three to five years. Leasehold improvements are amortized over their estimated useful lives of five years or the remaining term of the related lease, if shorter.

Goodwill
--------

     Goodwill arising from the Company's acquisitions (see Note 3) is amortized on a straight-line basis over four to five years. Accumulated amortization was $496,000 and $65,000 at October 31, 1997 and 1996, respectively.

Software Development Costs
--------------------------

     The Company capitalizes eligible computer software development costs upon establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors including, but not limited to, anticipated future gross product revenues, estimated economic life and changes in software and hardware technology. Amortization of capitalized software development costs begins when the products are available for general release to customers and is generally computed on license revenues recognized during the year in relation to total anticipated license revenues; however, the annual amortization expense, at a minimum, will not be less than 20% of the capitalized costs.

Revenue Recognition and Deferred Revenue
----------------------------------------

     Product revenues consist principally of revenues earned under software license agreements and are generally recognized when the software has been shipped, the Company has a right to invoice the customer, collection of the receivable is probable and there are no significant obligations remaining. If significant post-delivery obligations exist, the product revenue is deferred until no significant obligations remain. With respect to sales made through foreign distributors, revenue is recognized either upon verification of receipt of a firm purchase order between the distributor and the end user or upon installation of the software at the end user's facility.

     Service revenue primarily consists of software maintenance revenue and revenue earned for software installation, systems integration and customer training. Software maintenance revenue consists of fees for providing unspecified upgrades, user documentation and technical support for software products. Maintenance revenue is recognized ratably over the term of the maintenance period. All other service revenue is either recognized as the services are performed or on the percentage-of-completion method of accounting, depending upon the nature of the project. If a transaction includes both license and service elements, license revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and payment terms for the license fee are not subject to acceptance criteria for the service element, as well as having met all other product revenue recognition criteria. If these criteria are not met, the license and service fees are both recognized on the percentage-of-completion method of accounting.

     Deferred revenue consists primarily of the unrecognized portion of revenue under maintenance and support contracts and systems integration projects and advance payment of software development fees and license fees.

     The Company will adopt Statement of Position (SOP) 97-2, "Software Revenue Recognition" in the first quarter of fiscal 1998. The Company expects that the adoption of SOP 97-2 will not have a significant impact on its financial position or results of operations.

Concentrations of Credit Risk
-----------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company has cash investment policies that limit cash investments to short-term, low risk investments. With respect to trade receivables, the Company generally does not require collateral as the majority of the Company's customers are large, well established companies in the semiconductor, electronics and healthcare products and process industries. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Stock-based Compensation
------------------------

     Effective November 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option and employee stock purchase plans.

Computation of Net Income (Loss) per Common Share
-------------------------------------------------

     Net income per common share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the dilutive effect of stock options as computed using the treasury stock method. Net loss per common share is computed by dividing net loss after deduction of preferred stock dividends by the weighted average number of common shares outstanding during the period. Common equivalent shares have not been included in the calculation of net loss per share as their inclusion would be antidilutive.

Reclassifications
-----------------

     Certain reclassifications were made to prior year amounts to conform to the 1997 presentation. These reclassifications did not change the previously reported net income (loss), total assets or total cash flows of the Company for prior years.

Recent Accounting Pronouncements
--------------------------------

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 will become effective in the first quarter of the Company's fiscal year ending October 31, 1998. Upon adoption, all prior-period earnings per share data presented will be restated to conform with SFAS No. 128. SFAS No. 128 requires companies to compute net earnings per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. Basic and diluted net income
(loss) per share under SFAS No. 128 for fiscal 1997, 1996 and 1995 would not be different from the net income (loss) per share amounts as reported in the Company's consolidated statements of operations.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of information about Capital Structure," which requires companies to disclose certain information about their capital structure. SFAS No. 129 will become effective in the first quarter of the Company's fiscal year ending October 31, 1998 and its adoption is not expected to have a material effect on the financial statements of the Company.

     In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 will become effective for the Company's fiscal year ending October 31, 1999. The Company anticipates additional disclosure requirements on comprehensive income upon adoption of SFAS No. 130.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for disclosure of segment information. SFAS No. 131 will become effective for the Company's fiscal year ending October 31, 1999. The Company anticipates additional disclosure requirements on segment information upon adoption of SFAS No. 131.

NOTE 3:  ACQUISITIONS

     On August 1, 1997, the Company acquired certain assets of Fast Associates Pte. Ltd. (FAST), a Singapore corporation specializing in semiconductor factory automation. The Company purchased two existing semiconductor factory automation contracts, certain tangible and intangible assets and assumed certain liabilities of FAST. The purchase price consisted of an initial 120,000 shares of Common Stock valued at $476,000 and an additional guaranteed amount of $1,500,000 to be paid in five equal quarterly installments of $300,000 each. Such guaranteed amounts may be payable in cash or settled by issuing shares of Common Stock with a fair market value equal to the quarterly installment amount, at the option of the Company. As of October 31, 1997, the first installment of $300,000 was settled by issuing 75,586 shares of Common Stock. The four remaining payments will be paid at intervals of ninety days, beginning
November 1, 1997. As of October 31, 1997, the Company has recorded in Accrued Liabilities a liability of $1,200,000 for the remaining four installments related to this acquisition. The acquisition was accounted for as a purchase and, accordingly, the results of FAST from the date of acquisition forward have been recorded in the Company's consolidated financial statements. The excess of the purchase price over the estimated fair value of the net assets acquired of $1,821,000 has been recorded as goodwill and will be amortized on a straight-line basis over four years.


     In addition, the Company may be obligated to pay future contingent performance-based consideration equal to specified percentages of systems integration and related services net operating margin, and net product license and maintenance revenue related to FAST recognized by the Company in certain countries in Asia for a period of three years ending on August 1, 2000, as follows: 45% of systems integration/services net operating margin, 10% of product license net revenue, and 2.5% of product maintenance net revenue. Such payments may also be made in cash or the Common Stock, at the option of the Company, and will be accounted for as compensation and expensed in the periods such amounts are earned.

     The following unaudited pro forma information shows the results of operations for the fiscal years ended October 31, 1997 and 1996 as if the FAST acquisition had occurred at the beginning of each period presented. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the period or of future operations of the combined companies. The pro forma results for fiscal 1996 combine the Company's results for the year ended October 31, 1996 with the results of FAST for the year ended December 31, 1996. The pro forma results for fiscal 1997 combine the Company's results for the year ended October 31, 1997 with the results of FAST for the period from January 1, 1997 through the date of acquisition. The following unaudited pro forma results include the straight-line amortization of goodwill over a period of four years (in thousands, except per share amounts):

                                                          Years Ended October 31,
                                                       ----------------------------
                                                           1997            1996
                                                       ------------     -----------
     Revenues                                          $ 41,195         $  42,912
     Net loss                                          $ (9,148)        $ ( 2,485)
     Net loss per share                                $  (1.11)        $   (0.31)
     Weighted average common shares outstanding           8,223             7,919

     In July 1996, the Company acquired the Taiwan operations of Systematic Designs International, Inc. (SDI), a privately-held Washington corporation specializing in the development of factory automation products and systems integration services for the semiconductor industry. The Company purchased two existing semiconductor plant automation contracts and certain tangible and intangible assets and assumed certain liabilities of SDI. The total purchase price of the acquisition was $1,305,000 paid in cash. Under the terms of the original acquisition agreement, the Company was required to make additional performance-based payments, in cash or cash and stock, over a two-year period ending on July 8, 1998. To the extent such performance-based payments were made, such amounts were recorded as an adjustment of the purchase price, and which increased goodwill. As of October 31, 1997 and 1996, performance-based payments of approximately $462,000 and $105,000 had been earned. Subsequent to October 31, 1997, the Company renegotiated the major terms of the agreement with SDI, subject to the execution of definitive agreements, such that no additional performance-based payment would be paid. The acquisition was accounted for as a purchase and, accordingly, the results of the Taiwan operations of SDI since the date of acquisition have been recorded in the Company's consolidated financial statements. The excess of the purchase price over the estimated fair value of the net assets acquired ($1,767,000 at October 31, 1997) has been recorded as goodwill and is being amortized on a straight-line bases over five years. The excess of the purchase price over the estimated fair value of the net assets acquired ($1,767,000 at October 31, 1997) has been recorded as goodwill and is being amortized as a straight-line basis over five years. Comparative pro forma information has not been presented because the Taiwan operations of SDI are not material to the Company's consolidated financial statements.

NOTE 4:    BALANCE SHEET DETAIL

Property and Equipment:

                                                                                October 31,
                                                                      ---------------------------------
     (In thousands)                                                      1997                    1996
                                                                      ----------              ----------
     Computer equipment                                               $   7,594               $    8,475
     Office equipment                                                     1,490                    1,527
     Purchased software                                                   2,138                    1,906
     Leasehold improvements                                               1,062                    1,000
                                                                      ---------               ----------
                                                                         12,284                   12,908
     Less:  accumulated depreciation and amortization                    (7,972)                  (8,081)
                                                                      ----------              ----------
                                                                      $   4,312               $    4,827
                                                                      ==========              ==========

     Property and equipment at October 31, 1997 and 1996 includes computer equipment acquired under capital leases with a cost of $1,131,000. Such equipment was fully depreciated as of October 31, 1997 and 1996.

Software Development Costs:

                                                                                October 31
     (In thousands)                                                   1997                     1996
                                                                   ---------                ---------
     Software development costs                                    $ 17,385                 $ 16,061
     Less:  accumulated amortization                                (14,697)                 (12,967)
                                                                   ---------                ---------
                                                                   $  2,688                 $  3,094
                                                                   =========                =========

Other Current Liabilities and Accrued Expenses:

                                                                               October 31,
                                                                     ----------------------------------
     (In thousands)                                                      1997                  1996
                                                                     ------------          ------------
     Accrued compensation                                            $   1,547             $   1,567
     Accrued income taxes                                                  817                   955
     Other                                                               1,435                 1,388
                                                                     ------------          ------------
                                                                     $   3,799             $   3,910
                                                                     ============          ============

NOTE 5:  LINE OF CREDIT/NOTE PAYABLE

     In April 1997, the Company entered into a revolving line of credit agreement (the "Line of Credit Agreement") under which it can borrow up to $5,000,000, based on eligible accounts receivable. The revolving line of credit is secured by substantially all of the Company's assets, bears interest at the bank's prime rate per annum (8.5% at October 31, 1997) and expires on March 15, 1998. At October 31, 1997, $3,051,000 was outstanding under the revolving line of credit and $1,949,000 was available for future borrowings subject to compliance with financial covenants and borrowing base limitations. The Line of Credit Agreement requires the Company to maintain certain financial covenants. The Company was in default under its credit facility at October 31, 1997 as a result of failing to meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth and amount of the loss for the fiscal year. The Company has not yet obtained a waiver of the default from its lender. The Company is currently negotiating with its lender regarding a new credit facility to replace the existing facility. Although the Company believes that it will obtain a waiver and negotiate a new credit facility, there can be no assurance that the Company will be able to obtain either the waiver or a credit facility on terms acceptable to the Company. Additionally, while the Company is currently negotiating with the bank an extension to the expiration date of the Line of Credit Agreement, there can be no assurance that the Company will be successful in negotiating such an extension. In connection with this line of credit, the Company granted the bank a warrant to purchase 70,000 shares of the Common Stock at an exercise price of $3.98 per share. The warrant agreement with Imperial includes antidilution provisions. However, in no event shall the number of shares issued under this warrant exceed 100,000, nor shall the exercise price be less than $3.00 per share. Such warrants are fully exercisable and expire in April 2002. The bank has certain registration rights with respect to the underlying Common Stock.

     In April 1996, the Company signed a $2.0 million promissory note, payable to a bank in equal monthly installments of approximately $41,667 plus interest. This note was secured by certain assets of the Company. All amounts due under the promissory note were repaid in April 1997 when the Company obtained the above mentioned Line of Credit.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

     The Company leases its headquarters, research and development facility, sales offices and certain equipment under noncancelable operating leases. The major facility leases expire at various dates from 1997 through 2009.

     Future minimum lease payments under operating leases at October 31, 1997, are as follows:

                     Year Ending October 31,
               ----------------------------------
               (In thousands)
               1998                                $  818
               1999                                   704
               2000                                   543
               2001                                   555
               2002                                   584
               Thereafter                           1,041
                                                   ------
               Total minimum lease payments        $4,245
                                                   ======

     Rental expense was approximately $1,170,000, $1,256,000, and $1,245,000 for the years ended October 31, 1997, 1996 and 1995, respectively.

     On December 15, 1995, the Company entered into an agreement with Electronic Data Systems Corporation to out-source the Company's computer data center and telecommunication services. The contract has a 10-year term beginning December 1995. In the event the Company decides to terminate the contract before the expiration of the term, the Company will be required to pay a termination fee which declines over the term of the agreement.

     Future minimum obligations under this contract are as follows:

               Year Ending October 31,
               (In thousands)
                                                Service                 Termination
                                               Obligation                   Fee
                                               ----------               -----------
               1998                            $ 2,947                     $1,098
               1999                              2,998                        968
               2000                              3,085                        738
               2001                              3,177                        608
               2002                              3,273                        378
               Thereafter                       10,647                        668
                                               -------
               Total service obligations       $26,127
                                               =======

     In the ordinary course of business, legal actions and claims pending have been filed against the Company. In the opinion of management, the ultimate liability, if any, with respect to these matters will not materially affect the results of operations or financial position of the Company.

NOTE 7:  PREFERRED STOCK:

     In August 1997, the Company sold 3,000 shares of Series A Preferred Stock to three private institutional investors at a price of $1,000 per share. Proceeds from the sales were approximately $ 2,799,000, net of cash offering costs of approximately $201,000. Additionally, in connection with the preferred stock issuance, the Company granted the placement agents warrants to purchase 150,000 shares of common stock at a price of $6.33 per share. Such warrants are immediately exercisable and expire in 2002.

     The rights, preferences and privileges of the Series A Preferred Stockholders are as follows:

     Dividends. The holders of Series A Preferred Stock are entitled to cumulative dividends of $80 per annum per share for the period that such share of the Series A Preferred Stock is outstanding. Dividends on shares of Series A Preferred Stock shall be fully cumulative and shall accrue without regard to whether or not such dividends have been declared and whether or not there are any funds available for the payment of dividends. If dividends are declared on the common stock, the holders of Series A Preferred Stock are each entitled to receive the dividends that they would have received had their preferred stock been converted into common stock. Dividends on the shares of Series A Preferred Stock shall be payable in cash, common stock or any combination thereof, as determined by the Company. For the year ended October 31, 1997, the Company accrued $50,000 of preferred stock dividends.

     Liquidation. In the event of any liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock are entitled to receive $1,000 per share plus any declared but unpaid dividends, prior and in preference to any distribution to the holders of common stock.

     Consolidation and Merger. If the Company entered into any consolidation, merger, combination or other transaction in which the shares of common stock are exchanged for or changed into other stock or securities, cash and/or other property, the holders of Series A Preferred Stock are each entitled to acquire the kind and amount of shares of stock, securities, cash/or other property receivable upon such consolidation, merger, combination or other transaction as if their convertible preferred stock had been converted into common stock immediately prior to such transaction.

     Conversion and Registration Rights. Each share of Series A Preferred Stock is convertible, without the payment of any further consideration, into shares of common stock of the Company, as follows:

     A. Six months after August 19, 1997 (the "Closing Date"), provided that the closing bid price of the Common Stock of the Company as reported on the Nasdaq National Stock Market ("Nasdaq") on the date of conversion (the "Closing Bid Price") is $5.00 or greater, each Purchaser may convert each of its Preferred Shares into a number of shares of Common Stock of the Company equal to (a) $1,000 divided by
          (b) the average closing bid price of the Common Stock of the Company as reported on Nasdaq for the five consecutive trading days prior to the date of conversion, discounted by 15%, but in any case no less than $1.95 and no greater than (i) the difference between the Closing Bid Price and $1.95, plus (ii) the Closing Bid Price; provided, however, that the Company shall not be obligated, at any time prior to nine months after the Closing Date, to convert, in the aggregate, more than 25% of the total Preferred Shares.

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

     The Preferred Stock cannot be converted for six months following the Closing Date and will automatically convert, if not earlier converted by the holders, no later than 24 months following the Closing Date (August 19, 1997). The holders of Series A Preferred Stock have certain registration rights with respect to the underlying common stock. In the event the registration statement to be filed by the Company is not declared effective by the Commission within one hundred eighty (180) days from the Closing Date, then the Company will pay Purchasers two (2%) percent of the principal amount per month thereafter in cash, stock, or cash and stock at the Company's option (the first month shall be pro rated on a weekly basis) until the Company procures registration of the Convertible Preferred Registrable Securities.

     The Preferred Stock contains certain conversion discount features as discussed above. As of October 31, 1997, the Company has accreted on a ratable basis $137,000 of the total maximum discount of $658,000 as additional dividends in the accompanying consolidated financial statements. The remaining discount will be accrued as additional dividends in fiscal year 1998. The total maximum discount of 18% assumes the Preferred Stock would not be converted prior to one year after the Closing.

NOTE 8:  COMMON STOCK

Employee Stock Purchase Plan
----------------------------

     Under the Company's 1989 Employee Stock Purchase Plan (the "Purchase Plan"), 880,000 shares of Common Stock of the Company have been reserved for issuance. Under the Purchase Plan, employees may purchase common stock through payroll deductions at 85% of the lesser of the fair market value on the first or last day of six-month offering periods. At October 31, 1997, there are no remaining shares available for purchase under the Purchase Plan.

Employee Stock Option Plans
---------------------------

     The 1983 and 1993 Employee Stock Option Plans (the "1983 and 1993 Plans") were terminated in December 1996 and there are no further options available for issuance under these plans. Both qualified and non-qualified options have been granted to employees at prices not less than the fair market value at date of grant under the 1983 and 1993 Plans. All options granted under the 1983 and 1993 Plans are exercisable immediately and generally expire five years from date of grant. Options generally vest over four years and, if exercised prior to vesting, are subject to repurchase at the original purchase price. At October 31, 1997, a total of 280,112 options were vested under the 1983 and 1993 Plans.

     In December 1996, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"). The Company has authorized 390,000 shares of common stock for issuance under the 1996 Plan. In addition, all authorized, but unissued, canceled or reacquired shares under the 1983 and 1993 Plans will be available for issuance under the 1996 Plan. Under the terms of the 1996 Plan, the Company may grant stock incentive stock options or non-statutory stock options to employees, officers, directors and consultants at prices not less than fair market value at date of grant. Options granted under the 1996 Plan generally become exercisable at a rate of one-fourth of the shares subject to the option at the end of the first year and 1/48 of the shares subject to the option at the end of each calendar month thereafter. The maximum term of a stock option under the 1996 Plan is ten years, but if the optionee at the time of grant has voting power over more than 10% of the Company's outstanding capital stock, the maximum term is five years. As of October 31, 1997, a total of 156,895 options were vested under the 1996 Plan.

     In March 1997, upon approval by the Company's Board of Directors, the Company repriced 873,642 options originally issued at prices ranging from $6.00 to $12.141. The options were repriced at the then current market value of the Common Stock of $3.75.

     Option activity under the 1983, 1993 and 1996 Employee Stock Option Plans was as follows:

(In thousands, except price per share)

                                                                                    Options Outstanding
                                                            --------------------------------------------------------------------
                                                                                                                        Weighted
                                                                   Number                                               Average
                                               Options               of                                                 Exercise
                                              Available            Options                    Price Per Share             Price
                                            ------------    ---------------------      --------------------------     ----------
Balance at October 31,1994                       643                1,098                $4.500    -      $15.000         $6.650
Granted                                         (438)                 438                 6.375    -       12.140          7.977
Exercised                                          -                 (131)                4.500    -        8.750          6.792
Canceled                                         215                 (215)                4.500    -       12.500          7.464
                                              -------             --------             --------           -------        -------
Balance at October 31, 1995                      420                1,190                 4.500    -       15.000          6.980

Additional shares authorized                     400                    -                     -                 -              -
Granted                                         (725)                 725                 6.000            12.000          7.215
Exercised                                          -                  (87)                4.500             8.750          6.012
Canceled                                         248                 (248)                4.500             8.750          6.912
                                              -------             --------             --------           -------        -------
Balance at October 31, 1996                      343                1,580                 4.500            15.000          7.136

Additional shares authorized                     425(*)                 -                     -                 -              -
Granted                                       (1,807)               1,807                 2.563             6.500          3.747
Exercised                                          -                   (1)                3.750             3.750          3.750
Canceled                                       1,403               (1,403)                2.625            15.000          6.851
                                              -------             --------             --------           -------        -------
Balance at October 31,1997                       364                1,983                $2.563           $ 8.750         $4.309
                                              =======             ========             ========           =======        =======

--------------
* Includes 35,000 shares issued outside of the Plan.

     In addition, the Company has a separate nonqualified stock option agreement with an employee for 103,000 shares at exercise prices ranging from $2.625 to $6.50 per share. As of October 31, 1997, a total of 17,875 shares were vested under the terms of the option agreement.

     Outside Director Stock Option Plan:  In 1990, the Company adopted a stock
     -----------------------------------
option plan under which options for a total of up to 100,000 shares of Common Stock may be granted to non-executive directors of the Company (the "Outside Director Plan"). The Outside Director Plan provides for the granting of nonqualified stock options at the average of the high and low prices on the date of grant. Options expire 10 years after the date of grant. At October 31, 1997, a total of 92,500 options had been granted at exercise prices ranging between $4.00 and $11.75 per share, of which none were exercised. In addition, the Company has separate option agreements with non-executive directors which totaled 7,500 shares at an exercise price of $6.25 per share. As of October 31, 1997, a total of 43,750 shares were vested under the terms of these option agreements.

     Stock-Based Compensation Plans:  The Company applies APB Opinion No. 25
     ------------------------------
"Accounting for Stock Issued to Employees" and related interpretations in accounting for the Purchase Plan, the 1983 and 1993 Plans, the 1996 Plan and the Outside Director Plan (the "Plans") described above. Accordingly, no compensation cost has been recognized for the Plans. If compensation cost for the Plans had been determined consistent with SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):

                                                  Years Ended October 31,
                                            ----------------------------------
                                               1997                    1996
                                            ----------              ----------
Net loss attributable to common stock:
    As reported                             $ (9,069)                $(3,459)
    Pro forma                               $(10,777)                $(3,859)
Net loss per common share:
    As reported                             $  (1.13)                $ (0.44)
    Pro forma                               $  (1.34)                $ (0.49)

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 1997 and 1996: risk-free interest rates in the range of 5.52% to 6.49%, expected dividend yields of zero; expected volatility factor of the market price of the Common Stock of 75.4%; and expected lives of the option of one year and 0.57 years after vest date, respectively. Because the method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to November 1, 1995, and because the Black-Scholes option valuation model was developed for traded options and requires the input of subjective assumptions, the resulting pro forma effect of compensation cost may not be representative of that to be expected in future years.

         The following table summarizes the stock options outstanding as of October 31, 1997:

                                            Options Outstanding                               Options Exercisable
                          --------------------------------------------------------    -----------------------------------
                                          Weighted Average            Weighted                                Weighted
                              Number         remaining                 Average              Number             Average
  Average Range of         Outstanding    Contractual Life            Exercise          Exercisable           Exercise
   Exercise Prices         at 10/31/97       (in years)                 Price            at 10/31/97            Price
----------------------  ----------------- ------------------------  --------------    ------------------    --------------
  $2.563 -  $  3.500            564,600             9.59                $2.744                27,083            $2.625
       $3.750                 1,039,004             9.40                $3.750               151,896            $3.750
  $4.000 -  $  8.500            547,169             3.14                $6.678               496,335            $6.793
  $8.750 -  $ 11.750             34,958             7.75                $9.126                12,458            $9.465
                            ------------        ------------         ------------     ------------------    --------------
  $2.563 -  $ 11.750          2,185,731             7.86                $4.309               687,772            $6.005
                            ============                                              ==================

Warrants
--------

         In connection with the Line of Credit Agreement (See Note 5), the Company granted the bank a warrant to purchase 70,000 shares of the Common Stock at an exercise price of $3.98 per share. The warrant agreement with Imperial includes antidilution provisions. However, in no event shall the number of shares issued under this warrant exceed 100,000, nor shall the exercise price be less than $3.00 per share. Such warrant is fully exercisable and expires in April 2002. The fair value of the warrant was estimated to be approximately $109,000 on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.5%; expected dividends yields of zero; expected volatility factor of the market price of the Common Stock of 75%; and expected life of the warrant of 2 years.

         The Company is amortizing the fair value of the warrants of $109,000 over the term of the Line of Credit of one year as additional interest expense. For the fiscal year ended October 31, 1997, $65,000 had been amortized and is reflected in interest expense in the accompanying statement of operations.

         In connection with the issuance of Series A Convertible Preferred Stock (See Note 7), the Company granted the placement agents warrants to purchase an aggregate of 150,000 shares of the Common Stock at an exercise price of $6.33. The warrants are fully exercisable and expire in August 2002. The fair value of the warrants was estimated to be approximately $282,000 on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.5%; expected dividends yields of zero; expected volatility factor of the market price of the Common Stock of 75%; and expected life of the warrants of 2 years.

         The fair value of the warrants issued to the placement agents is being accreted as additional Preferred Stock dividends over the period beginning with the issuance of the warrants to the earliest date of conversion of the Preferred Stock. As of October 31, 1997, the Company had accreted $118,000 of the total fair value of the warrants of $282,000 as additional dividends in the accompanying consolidated financial statements. The remaining discount will be accreted as additional dividends in the first two quarters of fiscal year 1998.

Shares Reserved For Future Issuance
-----------------------------------

         As of October 31, 1997, the Company has reserved the following shares of authorized but unissued common stock for future issuance:

               Series A Preferred Stock              1,595,639
               Common Stock Warrants                   220,000
               1983 and 1993 Stock Option Plans        384,127
               1996 Stock Option Plan                1,963,434
               1990 Directors Stock Option Plan        100,000
               Nonqualified stock options              110,500
                                                  ---------------
                                                     4,373,700
                                                  ===============

NOTE 9:  INCOME TAXES

         The provision for income taxes consists entirely of currently payable foreign withholding and income taxes. The reconciliation between the provision for income taxes calculated at the effective tax rate and at the statutory federal income tax rate is as follows:

                                                   Years Ended October 31,
                                             --------------------------------
                                                1997        1996       1995
                                             ----------   --------  ---------
Federal income tax statutory rate                (35.0%)    (35.0%)     34.0%
Foreign taxes                                      3.6%      39.2%      78.8%
Increase (decrease) in valuation allowance        35.0%      35.0%     (34.0%)
                                             ----------   --------  ---------
Effective tax rate                                 3.6%      39.2%      78.8%
                                             ==========   ========  =========

         The major components of the deferred tax asset and liability are as follows:

(In thousands)
                                                            October 31
                                                       --------------------
                                                         1997        1996
                                                       ---------  ---------
Current deferred tax asset:
Reserves not currently deductible                        $ 164     $   328
Accrued expenses                                           518         651
Deferred revenue                                            --         156
Valuation allowance                                       (682)     (1,135)
                                                       ---------  ---------
Net current deferred tax asset                           $  --     $    --
                                                       =========  =========

Non-current deferred tax asset (liability):
-------------------------------------------
Net operating loss carryforwards                       $  8,957       $ 4,426
Tax credit carryforwards                                  7,271         6,416
Depreciation                                                262          (165)
Amortization                                             (1,049)       (1,229)
Other                                                      (671)         (479)
Valuation allowance                                     (14,770)       (8,969)
                                                       ----------     ---------
Net non-current deferred tax asset                     $     --       $    --
                                                       ==========     =========

         The Company has recorded a valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates on a quarterly basis the recoverability of the deferred tax assets and the level of the valuation allowance. The valuation allowance will be reduced at such time that it is determined that it is more likely than not that the deferred tax assets are realizable.

         At October 31, 1997, the Company has federal net operating loss carryforwards of approximately $23,523,000 and state net operating loss carryforwards of approximately $7,786,000. In addition, the Company has approximately $3,469,000 and $1,120,189 in general business credit carryforwards for federal tax and state tax reporting purposes, respectively, as well as approximately $2,682,000 of foreign tax credits. These carryforwards and credits expire between 1998 and 2012 for both federal and state purposes, if not used before such time to offset future taxable income or taxes payable.

NOTE 10:  PRODUCT LINE, EXPORT SALES AND SIGNIFICANT CUSTOMER INFORMATION

         The Company designs, markets and sells two distinct integrated manufacturing execution systems (MES) software product lines, aimed at different manufacturing industries. The Company's WorkStream DFS (Distributed Factory System) product line is targeted at manufacturers who produce their products in discrete lots or batches, primarily those in the semiconductor and electronics industries. The Company's FlowStream product line is targeted for industries that employ batch process manufacturing, primarily those in the healthcare product and process industries. Total revenues for each product line for the most recent three years are as follows:

                                            Years Ended October 31,
                                   ----------------------------------------
(In thousands)                        1997           1996           1995
                                   ----------     ----------     ----------
WorkStream DFS                      $ 35,456       $ 31,300       $ 25,249
FlowStream                             5,179          6,847          7,876
                                   ----------     ----------     ----------
Total revenues                      $ 40,635       $ 38,147       $ 33,125
                                   ==========     ==========     ==========

         The Company markets and services its products in the United States and foreign countries through its direct sales organization and through distribution channels. The Company's foreign operations primarily consist of sales support and services. Total export sales were as follows:

                                            Years Ended October 31,
                                   ----------------------------------------
(In thousands)                        1997           1996           1995
                                   ----------     ----------     ----------
Asia/Pacific Rim                    $ 12,930       $ 11,060       $  5,147
Europe                                 7,964          6,231          6,059
                                   ----------     ----------     ----------
Total export sales                  $ 20,894       $ 17,291       $ 11,206
                                   ==========     ==========     ==========

         No customer accounted for more than 10% of total revenues for fiscal years 1997, 1996 and 1995. During fiscal 1997, the percentage of total revenues derived from the Company's ten largest customers was approximately 48% compared with 42% in fiscal 1996 and 42% in fiscal 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On July 12, 1996, Coopers & Lybrand L.L.P. ("Coopers"), the independent accountant engaged to audit the financial statements of the Company during the Company's fiscal year ended October 31, 1995 and prior thereto, resigned. The reports of Coopers for the fiscal year ended October 31, 1995, including the restatement reported in the Company's Form 10-K/A for the year ended October 31, 1995, contained no adverse opinion or disclaimer of opinion, and were not qualified as to other uncertainties, audit scope, or accounting principles.

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

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item other than information regarding executive officers is set forth under the section of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders entitled "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION AND OTHER MATTERS." Information regarding the Company's executive officers may be found in the section entitled "Executive Officers" in Part I of this 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

     Information required by this Item is incorporated herein by reference from the section of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders entitled "EXECUTIVE COMPENSATION AND OTHER MATTERS."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is incorporated herein by reference from the section of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders entitled "GENERAL INFORMATION--Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated herein by reference from the section of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders entitled "EXECUTIVE COMPENSATION AND OTHER MATTERS--Compensation Interlocks and Insider Participation."

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


          (a)  The following documents are filed as part of this Report:

               1.  Financial Statements.
                   --------------------

                   Report of Independent Public Accountants (Arthur Andersen
                   LLP) dated December 3, 1997.

                   Report of Independent Accountants (Coopers & Lybrand L.L.P.) dated December 6, 1995.

                   Consolidated Statements of Operation - Years Ended October 31, 1997, 1996 and 1995.

                   Consolidated Balance Sheets - October 31, 1997 and 1996.

                   Consolidated Statements of Stockholder's Equity - Years Ended October 31, 1997, 1996 and 1995.

                   Consolidated Statements of Cash Flows - Years Ended October 31, 1997, 1996 and 1995.

                   Notes to Consolidated Financial Statements.


               2.  Financial Statement Schedule.
                   ----------------------------

                   The following financial statement schedule of Consilium, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Consilium, Inc.

                   Report of Independent Accountants

                   Schedule II - Valuation and Qualifying Accounts


                   Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

          3.  Exhibits.
              --------

          Exhibit
          Number                            Exhibit Title
        ----------    -----------------------------------------------------------------------
           2.1        Asset Purchase Agreement for the acquisition of FAST Associates, Pte. dated
                      July 31, 1997. /1/,/2/

           3.1        Certificate of Incorporation of the Company. /3/

           3.2        By-Laws of the Company. /3/

           3.3        Certificate of Designation of Series A Convertible Preferred Stock. /4/

           4.1        Form of Warrant Agreement dated April 1, 1997 between the Company and
                      Imperial Bank. /4/

           4.2        Form of 8% Convertible Preferred Stock Subscription Agreement for the Sale of
                      an Aggregate $3 million worth of Preferred Shares to certain private institutional investors dated August 19, 1997. /4/

           4.3        Form of Warrant Agreement dated August 19, 1997 between the Company and certain placement agents. /4/

          10.2        Master Lease Agreement, dated December 2, 1988, between the Company and
                      General Electric Capital Corporation, with schedules. /1/

          10.3        Letter Agreement, dated July 22, 1987, with respect to the employment of
                      Thomas Tomasetti. /1/,/7/

          10.5        Agreement between the Company and Honeywell, Inc., Industrial Automation and
                      Control, dated April 1, 1993. /3/,/6/

          10.6        Form of Director and Officer Indemnity Agreement. /5/

          10.7        Amended and Restated 1983 Stock Option Plan. /7/,/8/

          10.8        Forms of Stock Option Agreement used in conjunction with the 1983 Stock
                      Option Plan. /7/,/8/

          10.9        1990 Outside Director's Stock Option Plan. /7/,/8/

          10.10       Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's Stock Option Plan. /7/,/8/

          10.11       Lease agreement for the Company's principal facility, dated August 2, 1995, among the Company and The Prudential Insurance Company of America. /8/

          10.12       Letter Agreement, dated August 5, 1994, with respect to the employment of
                      Edward Norton. /7/,/8/

          10.13       Letter Agreement, dated September 28, 1994, with respect to the employment of
                      Richard Van Hoesen. /7/,/8/

          10.14       Letter Agreement, dated July 12, 1996 , with respect to the resignation of
                      Thomas Tomasetti. /7/,/9/

          10.15       Letter Agreement dated June 3, 1996, with respect to the employment of
                      Laurence R. Hootnick. /7/,/9/

          10.16       Asset Purchase Agreement for the acquisition of the Taiwan operations of
                      Systematic Designs International, Inc. dated July 2, 1996. /11/

          10.17       Letter Agreement dated August 6, 1996, with respect to the employment of Wynn
                      Bowman. /7/,/10/

          10.18       Letter Agreement dated August 6, 1996, with respect to the employment of
                      Michael J. Field. /7/,/10/

          10.19       Change of Control Agreement with Laurence R. Hootnick. /7/,/12/

          10.20       Change of Control Agreement with Jonathan J. Golovin. /7/,/12/

          10.21       Form of Change of Control Agreement for Executive Officers. /7/,/12/

          10.22       1996 Stock Option Plan and Forms of Stock Option Agreement. /7/,/12/

          10.23       Security and Loan Agreement dated April 1, 1997 between the Company and
                      Imperial Bank. /4/

           21.1       Schedule of Subsidiaries. /13/

           23.1       Consent of Independent Accountants (Coopers & Lybrand L.L.P.).

           23.2       Consent of Independent Public Accountants (Arthur Andersen LLP).

           24.1       Power of Attorney (See page 72).


------------------
1 Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

2 Incorporated by reference from exhibit 10.3 to Registrant's Annual Report on Form 10-K for the Year ended October 31, 1990.

3 Incorporated by reference from exhibits 3.1, 3.2 and 10.19, respectively, to Registrant's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1993.

4 Incorporated by reference from exhibits of the same number to Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997.

5 Incorporated by reference from exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1994.

6 The Securities and Exchange Commission has granted confidential treatment for portions of this document.

7    Compensatory or employment arrangement.

8 Incorporated by reference from exhibits of the same number to Registrant's Annual Report on Form 10-K for the Year ended October 31, 1995.

9 Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1996.

10 Incorporated by reference from exhibits of the same number to Registrant's Annual Report on Form 10-K for the Year ended October 31, 1996.

11 Incorporated by reference from exhibit 2.1 to Registrant's Report on Form 8-K filed on July 26, 1996 for the acquisition of the Taiwan operations of Systematic Designs International, Inc.

12 Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997.

13 Incorporated by reference from exhibits of the same number in Registration Statement on Form S-1 (File No. 333-44743), filed January 22, 1998.



          4. Reports on Form 8-K.
             -------------------

          Report under Item 2 dated August 15, 1997 regarding the Asset Purchase Agreement with Fast Associates Pte., Ltd. and three amendments thereto under Item 7 dated September 9, 1997, October 15, 1997 and December 19, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
Consilium, Inc. and Subsidiaries

Our report on the consolidated statements of operations, stockholders' equity and cash flows of Consilium, Inc. and subsidiaries is included in this Annual Report on Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        COOPERS & LYBRAND L.L.P.

San Jose, California
December 6, 1995

CONSILIUM, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             Column A                      Column B        Column C        Column D        Column E
-----------------------------------     ------------     ------------    ------------     -----------
                                          Balance at       Charged to                       Balance
                                          Beginning        Costs and                        at End
            Description                   of Period         Expenses     Deductions       of Period
-----------------------------------     ------------     ------------    ------------     -----------
Year ended October 31, 1995:

Allowance for doubtful accounts          $   625,000      $   323,873     $   298,873     $   650,000


Year ended October 31, 1996:

Allowance for doubtful accounts          $   650,000      $    59,557     $     4,516     $   705,041


Year ended October 31, 1997:

Allowance for doubtful accounts          $   705,041      $        --     $   405,041     $   300,000

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 29th day of January, 1998.

                                      CONSILIUM, INC.

                                      By: /s/ LAURENCE R. HOOTNICK
                                          -------------------------------
                                          Laurence R. Hootnick
                                          President and Chief Executive Officer


                               POWER OF ATTORNEY

     Each of the officers and directors of Consilium, Inc. whose signature appears below hereby constitutes and appoints Laurence R. Hootnick and Clifton Wong, and each of them, their true and lawful attorneys and agents, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this Report on Form 10-K and to perform any acts necessary in order to file such amendments, and each of the undersigned does hereby ratify and confirm all that said attorneys and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below on January 29, 1998 by the following persons in the capacities indicated.


                 SIGNATURE                                       TITLE

/s/ JONOTHAN J. GOLOVIN                       Chairman of the Board and Chief Technical
------------------------------------          Officer
Jonothan J. Golovin

/s/ LAURENCE R. HOOTNICK                      President, Chief Executive Officer and
------------------------------------          Director
Laurence R. Hootnick                          (Principal Executive Officer)

/s/ CLIFTON WONG                              Chief Financial Officer and Vice President
------------------------------------          (Principal Financial Officer)
Clifton Wong

/s/ ROBERT C. FINK
------------------------------------          Director
Robert C. Fink

/s/ ROBERT HORNE
------------------------------------          Director
Robert Horne

/s/ THOMAS A. TOMASETTI
------------------------------------          Director
Thomas A. Tomasetti

/s/ FREDERICK M. O'SUCH
------------------------------------          Director
Frederick M. O'Such

                               INDEX TO EXHIBITS


   Exhibit
   Number                                Exhibit Title
----------     -----------------------------------------------------------------
   2.1         Asset Purchase Agreement for the acquisition of FAST Associates,
               Pte. dated July 31, 1997./1/,/2/

   3.1         Certificate of Incorporation of the Company./3/

   3.2         By-Laws of the Company./3/

   3.3         Certificate of Designation of Series A Convertible Preferred
               Stock./4/

   4.1 Form of Warrant Agreement dated April 1, 1997 between the Company and Imperial Bank./4/

   4.2 Form of 8% Convertible Preferred Stock Subscription Agreement for the Sale of an Aggregate $3 million worth of Preferred Shares to certain private institutional investors dated August 19, 1997./4/

   4.3         Form of Warrant Agreement dated August 19, 1997 between the
               Company and certain placement agents./4/

  10.2         Master Lease Agreement, dated December 2, 1988, between the
               Company and General Electric Capital Corporation, with schedules.
               /1/

  10.3 Letter Agreement, dated July 22, 1987, with respect to the employment of Thomas Tomasetti./1/,/7/

  10.5         Agreement between the Company and Honeywell, Inc., Industrial
               Automation and Control, dated April 1, 1993./3/,/6/

  10.6         Form of Director and Officer Indemnity Agreement./5/

  10.7         Amended and Restated 1983 Stock Option Plan./7/,/8/

  10.8         Forms of Stock Option Agreement used in conjunction with the 1983
               Stock Option Plan./7/,/8/

  10.9         1990 Outside Director's Stock Option Plan./7/,/8/

  10.10 Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's Stock Option Plan.
               /7/,/8/

  10.11        Lease agreement for the Company's principal facility, dated
               August 2, 1995, among the Company and The Prudential Insurance
               Company of America./8/

   Exhibit
   Number                                Exhibit Title
----------     ------------------------------------------------------------
  10.12        Letter Agreement, dated August 5, 1994, with respect to the employment of Edward Norton./7/,/8/

  10.13 Letter Agreement, dated September 28, 1994, with respect to the employment of Richard Van Hoesen./7/,/8/

  10.14 Letter Agreement, dated July 12, 1996 , with respect to the resignation of Thomas Tomasetti./7/,/9/

  10.15 Letter Agreement dated June 3, 1996, with respect to the employment of Laurence R. Hootnick./7/,/9/

  10.16 Asset Purchase Agreement for the acquisition of the Taiwan operations of Systematic Designs International, Inc. dated July
               2, 1996./11/

  10.17 Letter Agreement dated August 6, 1996, with respect to the employment of Wynn Bowman./7/,/10/

  10.18 Letter Agreement dated August 6, 1996, with respect to the employment of Michael J. Field./7/,/10/

  10.19        Change of Control Agreement with Laurence R. Hootnick./7/,/12/

  10.20        Change of Control Agreement with Jonathan J. Golovin./7/,/12/

  10.21        Form of Change of Control Agreement for Executive Officers./7/,/12/

  10.22        1996 Stock Option Plan and Forms of Stock Option Agreement./7/,/12/

  10.23        Security and Loan Agreement dated April 1, 1997 between the
               Company and Imperial Bank./4/

  21.1         Schedule of Subsidiaries. /13/

  23.1         Consent of Independent Accountants (Coopers & Lybrand L.L.P.).

  23.2         Consent of Independent Public Accountants (Arthur Andersen LLP).

  24.1         Power of Attorney (See page 72).

_________________________

 1 Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

 2 Incorporated by reference from exhibit 10.3 to Registrant's Annual Report on Form 10-K for the Year ended October 31, 1990.

 3 Incorporated by reference from exhibits 3.1, 3.2 and 10.19, respectively, to Registrant's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1993.

 4 Incorporated by reference from exhibits of the same number to Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997.

 5 Incorporated by reference from exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1994.

 6 The Securities and Exchange Commission has granted confidential treatment for portions of this document.

 7   Compensatory or employment arrangement.

 8 Incorporated by reference from exhibits of the same number to Registrant's Annual Report on Form 10-K for the Year ended October 31, 1995.

 9 Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1996.

10 Incorporated by reference from exhibits of the same number to Registrant's Annual Report on Form 10-K for the Year ended October 31, 1996.

11 Incorporated by reference from exhibit 2.1 to Registrant's Report on Form 8-K filed on July 26, 1996 for the acquisition of the Taiwan operations of Systematic Designs International, Inc.

12 Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997.

13 Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 333-44743), filed on January 22, 1998.