Form 10-Q
period 1998-01-31
CONSILIUM INC
filed 1998-03-16
CIK 795090

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ----- EXCHANGE ACT OF 1934


For the quarterly period ended JANUARY 31, 1998
                               ----------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                                ----------------        ----------------

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

                                      Yes   X          No
                                          -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 10 , 1998:

Common Stock, $0.01 par value                    8,471,635
-----------------------------             -----------------------
        Class                                 Number of Shares

                                CONSILIUM, INC.

                                     INDEX


                      PART I.       FINANCIAL INFORMATION

                                                                                                  Page No.
                                                                                                  --------
Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets--
             January 31, 1998 and October 31, 1997.................................................      3

             Condensed Consolidated Statements of Operations--
             Three months ended January 31, 1998 and 1997..........................................      4

             Condensed Consolidated Statements of Cash Flows--
             Three months ended January 31, 1998 and 1997..........................................      5

             Notes to Condensed Consolidated Financial Statements..................................      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................................................      8

Item 3    Quantitative and Qualitative Disclosures About Market Risks .............................     15


                        PART II.       OTHER INFORMATION


Item 1.   Legal Proceedings........................................................................     15

Item 2.   Changes in Securities....................................................................     16

Item 3.   Defaults upon Senior Securities..........................................................     16

Item 4.   Submission of Matters to a Vote of Security Holders......................................     16

Item 5.   Other Information........................................................................     16

Item 6.   Exhibits and Reports on Form 8-K.........................................................     16

          Signatures...............................................................................     20

                        PART I.  FINANCIAL INFORMATION
                                CONSILIUM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                      January 31, 1998   October 31, 1997
                                      ----------------   ----------------
                                         (unaudited)        (audited)
ASSETS
Current assets:
  Cash and cash equivalents             $    6,935         $    7,865
  Accounts receivable, net                  10,310             11,014
  Other current assets                         551                590
                                         ---------          ---------

            Total current assets            17,796             19,469

Property and equipment, net                  3,721              4,312
Software development costs, net              3,023              2,688
Goodwill, net                                2,476              3,092
Other assets                                   489                406
                                         ---------          ---------
            TOTAL ASSETS                $   27,505         $   29,967
                                         =========          =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit / Note payable         $    3,051         $    3,051
  Accounts payable                           5,043              6,587
  Accrued liabilities                        4,804              5,461
  Deferred  revenue                          6,755              6,437
                                         ---------          ---------

            Total current liabilities       19,653             21,536

Accrued lease obligation                       100                -
Deferred revenue                               334                -
                                         ---------          ---------

            Total liabilities               20,087             21,536
                                         ---------          ---------


Stockholders' equity                         7,418              8,431
                                         ---------          ---------

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY        $   27,505         $   29,967
                                         =========          =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         Three months ended
                                                             January 31,
                                                           1998       1997
                                                           ----       ----
REVENUES:
  Product                                              $   2,010 $    1,820
  Services                                                 6,263      6,634
  Development                                                           120
                                                        --------  ---------
    Total revenues                                         8,273      8,574
                                                        --------  ---------

COST OF REVENUES:
  Product                                                    347        796
  Services                                                 3,038      4,101
  Development                                                           117
                                                        --------  ---------
    Total cost of revenues                                 3,385      5,014
                                                        --------  ---------

GROSS MARGIN                                               4,888      3,560
                                                        --------  ---------

OPERATING EXPENSES:
  Research and development                                 2,260      3,232
  Selling and marketing                                    3,009      3,345
  General and administrative                                 697        888
                                                        --------  ---------
    Total operating expenses                               5,966      7,465
                                                        --------  ---------

Loss from operations                                      (1,078)    (3,905)

Interest income                                               37         61
Interest expense                                             (97)       (36)
                                                        --------  ---------

LOSS BEFORE
  INCOME TAX PROVISION                                    (1,138)    (3,880)

PROVISION FOR INCOME TAXES                                    83         62
                                                        --------  ---------

NET LOSS                                                  (1,221)    (3,942)

PREFERRED STOCK DIVIDENDS                                    366          -
                                                        --------  ---------

NET LOSS ATTRIBUTABLE TO COMMON STOCK                  $  (1,587)$   (3,942)
                                                        ========  =========

DILUTED LOSS PER COMMON SHARE                          $   (0.19)$    (0.50)
                                                        ========  =========

SHARES USED IN PER SHARE
  CALCULATIONS                                             8,374      7,928
                                                        ========  =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                  Three months ended
                                                                                      January 31,
                                                                                1998                1997
                                                                              ---------           ---------
Cash flows from operating activities:
  Net loss                                                                  $   (1,221)         $   (3,942)

  Adjustments to reconcile net loss to
   net cash used for operating activities:
   Depreciation and amortization                                                   967                 814
   Change in assets and liabilities, net of business acquisitions:
    Accounts receivable                                                            704                (648)
    Other assets                                                                   (83)                473
    Accounts payable                                                            (1,075)               (713)
    Deferred revenue                                                               652                (134)
    Accrued lease obligation                                                       100                 -
    Accrued liabilities                                                           (200)                707
                                                                              ---------           ---------

     Net cash used for operating activities                                       (156)             (3,443)
                                                                              ---------           ---------

Cash flows from investing activities:
  Capital expenditures                                                             (68)               (292)
  Capitalized software development costs                                          (566)               (134)
  Proceeds from the sale of short-term investments                                 -                 1,000
                                                                              ---------           ---------

     Net cash provided by (used for) investing activities                         (634)                574
                                                                              ---------           ---------

Cash flows from financing activities:
  Repayment on note payable                                                        -                  (125)
                                                                              ---------           ---------

     Net cash used for financing activities                                        -                  (125)
                                                                              ---------           ---------

  Effect of exchange rate changes on cash                                         (140)                (73)

Net decrease in cash and cash equivalents                                         (930)             (3,067)

Cash and cash equivalents at beginning of period                                 7,865               8,094
                                                                              ---------           ---------
Cash and cash equivalents at end of period                                  $    6,935          $    5,027
                                                                              =========           =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               CONSILIUM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   INTERIM FINANCIAL DATA

     The interim condensed consolidated financial statements of Consilium, Inc. and its subsidiaries (the "Company") are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial information set forth therein. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997. The Company believes the results of operations and cash flows for the three months ended January 31, 1998 are subject to fluctuation and are not necessarily indicative of results of operations and cash flows for any future period.

2.   COMPUTATION OF NET LOSS PER COMMON SHARE

     Effective November 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share". All prior-period earnings per share data presented was restated to conform with SFAS No. 128. SFAS No. 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation.

     Basic and diluted earnings per common share were computed by dividing net loss after deduction of preferred stock dividends by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities of 3,047,560 were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the quarters ended January 31, 1997 and 1998.

3.   LINE OF CREDIT

     In April 1997, the Company entered into a revolving line of credit agreement (the "Line of Credit Agreement") under which it can borrow up to $5,000,000, based on eligible accounts receivable. The revolving line of credit is secured by substantially all of the Company's assets, bears interest at the bank's prime rate per annum (8.5% at January 31, 1998) and expires on March 15, 1998. At January 31, 1998, $3,051,000 was outstanding under the revolving line of credit and $1,949,000 was available for future borrowings subject to compliance with financial covenants and borrowing base limitations. The Line of Credit Agreement requires the Company to maintain certain financial covenants. The Company was in default under its credit facility at January 31, 1998 as a result of failing to meet financial covenants relating to minimum tangible net worth and maximum total liabilities to tangible net worth. The Company has not yet obtained a waiver of the default from its lender. While the Company is currently negotiating with its lender regarding a new credit facility to replace the existing facility, the lender has indicated that it currently has no intention to call the loan upon expiration and that it will continue in good faith to renegotiate the line of credit. Although the Company believes that it will obtain a waiver and negotiate a new credit facility, there can be no assurance that the Company will be able to obtain the waiver or negotiate a new credit facility on terms acceptable to the Company. Additionally, while the Company is currently negotiating with the bank an extension to the expiration date of the Line of Credit Agreement, there can be no assurance that the Company will be successful in negotiating such an extension.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     Effective November 1, 1997, the Company adopted the provisions of SFAS No. 129, "Disclosure of information about Capital Structure," which requires companies to disclose certain information about their capital structure. The adoption of SFAS No. 129 had no impact on the Company's financial statements.

5.   MODIFICATION TO SDI AGREEMENT

     Under the original asset purchase agreement of the Taiwan operations of SDI, the Company was required to make additional performance-based payments in cash or cash and stock over a two-year period ending on July 8, 1998. On January 30, 1998, the Company entered into definitive agreements with SDI and SDI's principal, under which the parties agreed to cancel the original payment provisions, and all other continuing obligations, including but not limited to financial obligations, arising under the original asset purchase agreement, and the Company issued 100,000 unregistered shares of its Common Stock to SDI. At the same time, the Company and SDI entered into an amended licensing agreement under which the Company has the right to distribute certain SDI-owned software, has the right to enhance certain of such software and agreed to pay royalties to SDI based on a percentage of any actual sublicense fees for that software received by the Company.
     SDI's principal resigned from the Company as of December 31, 1997.

6.   SUBSEQUENT EVENTS

     In February 1998, the Company sold certain assets of its Healthcare Products and Process Industries Group that focused on the FlowStream product line (the "Healthcare Group"), pursuant to an Asset Purchase Agreement dated February 19, 1998 (the "Asset Purchase Agreement") by and among Base Ten FlowStream, Inc. (the "Buyer"), Base Ten Systems, Inc. (the "Parent" and together with the Buyer, "Base Ten") and the Company, for consideration consisting of $1,500,000 in cash, $1,350,000 of which was paid on February 19, 1998 (the "Closing Date") and $150,000 of which is subject to certain indemnification provisions pursuant to the Asset Purchase Agreement and shall be paid within ninety days of the Closing Date, 20% of all annual revenues in excess of $3,200,000 recognized by Base Ten from the licensing of the FlowStream product line during the 1998 and 1999 calendar years, and assumption by Base Ten of substantially all of the Healthcare Group's liabilities on a going-forward basis, with some specific obligations being retained by the Company. Pursuant to the Asset Purchase Agreement, Base Ten assumed certain liabilities as of the acquisition date, purchased fixed assets with a net book value of approximately $500,000 and assumed the Company's rights under certain contracts with customers and other third parties relating to the FlowStream product line, except certain patents used within the Company by both the Healthcare Group and the Semiconductor and Electronics Business Group. With regards to these patents, the Company granted to Base Ten a worldwide royalty-free, non-transferable (except with substantially all of the assets of the FlowStream Business) license, for the lives of the patents, without the right to sublicense, to the exclusive use of such patents for developing, producing, manufacturing and selling manufacturing execution systems limited to the field of healthcare products (pharmaceutical, medical device and biotechnology) and chemical industries. In addition, the Company agreed not to compete in the business of developing, producing, manufacturing and selling manufacturing execution systems under the trademark of "FlowStream" for healthcare products and chemical industries for three years. Also pursuant to the Asset Purchase Agreement, the Company also agreed to indemnify Base Ten for up to $1,500,000 for certain representations and warranties relating to intellectual property and up to an unlimited amount for certain post-closing covenants, any Excluded Obligations (as defined in the Asset Purchase Agreement) and any Tax Losses (as defined in the Asset Purchase Agreement).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         --------------

The discussion in this report contains in addition to historical information, forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in this report. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. In this report the words "anticipates," "believes," "expects," "intends," "may," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

OVERVIEW
--------

In fiscal 1996, the Company began offering systems integration services to the semiconductor manufacturing industry. In an effort to grow its systems integration business, in July 1996, the Company acquired the Taiwan operations of SDI, a privately-held Washington corporation specializing in the development of factory automation products and systems integration services for the semiconductor industry. The Company purchased two existing semiconductor plant automation contracts, certain tangible and intangible assets and assumed certain liabilities of SDI. The acquisition was accounted for as a purchase and, accordingly, the results of the Taiwan operations of SDI since the date of acquisition have been recorded in the Company's consolidated financial statements. See "LIQUIDITY AND CAPITAL RESOURCES."

In August 1997, the Company again expanded its systems integration business by acquiring certain assets of FAST, a Singapore corporation specializing in semiconductor manufacturing automation with operations both in Singapore and Taiwan. The Company purchased two existing semiconductor factory automation contracts, certain tangible and intangible assets and assumed certain liabilities of FAST. The acquisition was accounted for as a purchase and accordingly, the results of FAST from the date of acquisition forward have been recorded in the Company's consolidated financial statements. See "LIQUIDITY AND CAPITAL RESOURCES."

In February 1998, the Company sold certain assets associated with its FlowStream product line to Base Ten and agreed not to compete in the FlowStream Business for three years. See Note 6 - Subsequent Events and "LIQUIDITY AND CAPITAL RESOURCES."

RESULTS OF OPERATIONS
---------------------

REVENUES.  Total revenues for the first quarter of fiscal 1998 decreased 4% to
--------
$8,273,000, compared with $8,574,000 in the first quarter of fiscal 1997. The decrease was primarily due to lower product revenues from the Company's WorkStream DFS product line and lower service revenues from the Company's systems integration services business, partially offset by higher product revenues from the Company's FlowStream(R) product line.

          Total revenues for the three months ended January 31, 1998 and 1997 by geographic region were as follows:

                                       Three months ended
                                           January 31,
                                      1998            1997
                                      ----            ----
                                         (in thousands)
                                         --------------

North America                         $4,640          $4,043
 Percentage of total revenues             56%             47%
Europe                                $1,988          $1,219
 Percentage of total revenues             24%             14%
Asia/Pacific                          $1,645          $3,312
 Percentage of total revenues             20%             39%

          The increase in sales to North America and Europe during the first quarter of fiscal 1998 was primarily due to higher levels of consulting services provided for the Company's WorkStream customers in North America and an increase in WorkStream license revenue in Europe. The decrease in sales to Asia/Pacific during the first quarter of fiscal 1998 was primarily due to lower levels of sales in the Company's systems integration services business in the Asia/Pacific region as well as deferral of orders due to currency fluctuations in Asia.

          Percentage of total revenues for the three months ended January 31, 1998 and 1997 by business unit were as follows:

                                       Three months ended
                                            January 31,
                                       1998             1997
                                       ----             ----
                                           (in thousands)
                                           --------------
Semiconductor and Electronics
Business Unit
  (WorkStream DFS(TM))                 $6,475          $7,773
                                           78%             91%

Healthcare Products and Process
Industries Business Unit
  (FlowStream(R))                      $1,798            $801
                                           22%              9%

   The Company's Semiconductor and Electronics Business Unit markets and sells WorkStream DFS products to manufacturers who produce their products in discrete lots or batches, particularly those in the semiconductor and electronics industries. The Company's Healthcare Products and Process Industries Business Unit marketed and sold FlowStream products to regulated or complex industries that employ batch process manufacturing, particularly those in the healthcare products (pharmaceutical, medical devices and biotechnology), chemical and other process industries until the sale of certain assets and liabilities of the division on February 19, 1998. See Note 6 - Subsequent Events and "LIQUIDITY AND CAPITAL RESOURCES."

Product Revenues.  Product revenues for the three months ended January 31, 1998
-----------------
increased 10% over the same period of the previous fiscal year. The increase was primarily due to higher product revenue levels from the Company's FlowStream product line, partially offset by lower WorkStream product license sales during the period, as described below:

   Product revenues attributable to products in the Company's WorkStream(R) DFS product line decreased 38% to $1,100,000 during the three months ended January 31, 1998, as compared with $1,762,000 for the same period in fiscal 1997. The decrease was primarily due to fluctuations in timing of new orders for WorkStream products from new semiconductor fabrications, the continuing slowdown in the semiconductor industry and currency fluctuations in Asia.

   Product revenues attributable to FlowStream increased to $910,000 during the three months ended January 31, 1998 as compared to $58,000 for the same period in fiscal 1997. The increase was primarily attributable to fluctuations in the size and timing of orders for FlowStream product from the healthcare products and process industries. In January 1998, the Company received a $740,000 product license order from one customer.

Services Revenues.  Services revenues for the three months ended January 31,
------------------
1998 decreased 6% to $6,263,000, compared with $6,634,000 for the same period of fiscal 1997. Services revenues are derived primarily from annual software maintenance fees, systems integration services relating to the WorkStream DFS(TM) product line, specialized programming services, resident and application consulting services and customer training. The decrease in services revenues for the three months ended January 31, 1998 was primarily due to decreased revenues derived from the Company's new systems integration business revenue levels from the Company's WorkStream product lines. Services revenues normally are subject to fluctuations primarily due to the timing of new contracts and the completion of existing projects.

Development Revenues.    Development revenues for the three months ended January
---------------------
31, 1998 were zero, compared to $120,000 for the same period of fiscal 1997. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with participating third parties having the right to license and use the software, often sooner than otherwise would have occurred. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into and the state of completion of such projects. The decrease in development revenues during the three months ended January 31, 1998 was primarily due to the completion of all funded development projects. Based on current internal development resource allocations and projects planned, the

Company expects that development revenues in fiscal 1998 will continue to decrease significantly from prior year levels, although the Company may take on additional development projects in the future if business and strategic objectives of the Company are met by such projects.

COSTS AND EXPENSES
------------------

Cost of Product Revenues.  Cost of product revenues for the three months ended
-------------------------
January 31, 1998 decreased 56% to $347,000, compared with $796,000 for the same period of the previous fiscal year. The absolute dollar and percentage decrease in cost of product revenues for the three months ended January 31, 1998 was primarily due to lower product license sales and correspondingly lower third party software product costs, coupled with the mix of products sold, compared with the same period of fiscal 1997. Cost of product revenues includes amortization of capitalized software development costs, royalties, and purchased software which is resold to the end customer, typically along with the Company's own software. Depending on the mix of sales of proprietary software (and the variance in associated third party royalties) and additional third party software relating to specific orders, the associated costs of product revenue can vary significantly. Product costs as a percentage of product revenues for the three months ended January 31, 1998 were 17% compared with 44% for the same period of the previous year. The decrease in cost of product revenues for the three months ended January 31, 1998 as a percentage of product revenues was attributable to lower third party product costs and lower royalties associated with the product revenues during the period.

Cost of Services Revenues.  Cost of services revenues decreased 26% to
-------------------------
$3,038,000 for the three months ended January 31, 1998, compared with $4,101,000 for the same period of the previous fiscal year. Due to lower third party cost of services associated with systems integration revenue, cost of services revenues decreased in absolute dollars and as a percentage of service revenues. Cost of services revenues represented 49% of total services revenues for the three months ended January 31, 1998 compared with 62% in the comparable period of fiscal 1997.

Cost of Development Revenues.  Cost of development revenues decreased to zero
-----------------------------
for the three months ended January 31, 1998 compared with $117,000 for the same period of the previous fiscal year. The significant decrease in cost of development revenues for the three months ended January 31, 1998 was due to the completion of all funded development projects prior to the beginning of the quarter. Development costs, which may vary significantly from project to project, include direct labor costs associated with development contracts and porting projects as well as third party consulting expenses.

Research and Development Expenses.  Research and development expenses
----------------------------------
represented 27% of total revenues for the three month period ended January 31, 1998 compared with 38% for the same period of the previous fiscal year. Research and development expenses were $2,260,000 for the three months ended January 31, 1998 as compared to $3,232,000 for the same period of the previous fiscal year. The decrease in percentage of research and development expenses as a percentage of total revenues and the decrease in the absolute dollar amount of research and development expenses for the three months ended January 31, 1998 was primarily due to the continued move of its software development group to India by subcontracting with HCL Infosystems, which is at an overall lower cost, an increase in software development costs eligible for capitalization, and the reimbursement of research and development expenses of $195,000 under an Advanced Technology Program (ATP) award from the National Institute of Standards and Technology (NIST). Included in research and development expenses are costs associated with the development of new products and the costs of enhancing and maintaining existing products.

          Software development expenditures of $566,000 and $134,000 were capitalized for the three months ended January 31, 1998 and 1997, respectively. The amounts represent approximately 25% and 4% of total research and development expenditures during such periods. The absolute dollar and percentage increases of software development expenditures capitalized were due to an increase in the amount of software development costs eligible for capitalization during the quarter ended January 31, 1998. In accordance with SFAS No. 86, the amount of research and development expenditures capitalized in a given time period depends upon the amount of development work performed subsequent to the establishment of technological feasibility for a product. Accordingly, amounts capitalized may vary from period to period.

Selling and Marketing Expenses.  Selling and marketing expenses represented 36%
------------------------------
of total revenues for the three months ended January 31, 1998 as compared with 39% for the same period of fiscal 1997. The decrease in sales and marketing expenses as a percentage of total revenues during the three months ended January 31, 1998 was due to a lower level of sales activities, coupled with a relatively slight decrease in selling and marketing expenses during the period. Selling and marketing expenses were $3,009,000 for the three months ended January 31, 1998 compared with $3,345,000 for the same period of the previous year. The decrease in the absolute dollar amount of selling and marketing expenses for the three months ended January 31, 1998 compared with the same period in fiscal 1997, was primarily due to an overall decrease in headcount, related travel expenses, the Company's efforts to control overall operating expenses relative to revenues, and lower Asian operating expenses due to devaluation of Asian currency during the first quarter of fiscal 1998.

General and Administrative Expenses.  General and administrative expenses
------------------------------------
include the costs of the finance, accounting, legal and administrative operations of the Company and represented 8% of total revenues for the three month period ended January 31, 1998 as compared with 10% for the same period of the previous fiscal year. General and administrative expenses were $697,000 for the three months ended January 31, 1998 compared to $888,000 for the same period in fiscal 1997. The decrease in absolute dollars for the three months ended January 31, 1998 was primarily due to an overall decrease in headcount and the Company's efforts to control operating expenses relative to revenues.

Interest Income and Expense.  Interest income was $37,000 for the three months
---------------------------
ended January 31, 1998 compared to $61,000 for the same period in the previous fiscal year. Lower invested cash balances and slightly lower interest rate levels accounted for the decrease in interest income. Interest expense was $97,000 for the three months ended January 31, 1998 compared to $36,000 and for the same period in fiscal 1997. The increase in interest expense was primarily due to higher outstanding short term borrowings during the first quarter of fiscal 1998.

Provision for Income Taxes.  The income tax provision for the three months ended
--------------------------
January 31, 1998 represents taxes on earnings of certain foreign subsidiaries, which are profitable, and taxes paid in certain foreign jurisdictions. The Company has established a 100% valuation allowance against its deferred tax asset and reviews this allowance on a periodic basis. At such time that the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized, the valuation allowance will be reduced.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.  The Company's results of
-----------------------------------------------------
operations historically have fluctuated on a quarterly basis due to numerous factors. Factors that may affect operating results of the Company materially and unpredictably include: the economic conditions in the semiconductor and electronics industries generally and in the Company's geographic markets; the relatively high average selling price of the Company's products; the relatively small number of transactions; the size and timing of receipt of orders from customers; the timing of operating expenditures; the level of market acceptance for the Company's products; the successful management of systems integration projects; reduced margins from systems integration projects; changes in average selling price and product mix; exchange rate fluctuations; increased competition; new product announcements and releases by the Company and its competitors and subsequent deferrals in sales orders as new or competitive products are evaluated by prospective customers; the timing of co-development products with customers; gain or loss of significant customers; expense levels; renewal of maintenance contracts; pricing changes by the Company or its competitors; and personnel changes. Any unfavorable change in these or other factors could have a material adverse effect on the Company's operating results for a particular quarter.

The Company's expense levels will be based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results could be adversely affected. The slowdown in the semiconductor industry and in the construction of new wafer fabrication facilities has resulted in Consilium experiencing rescheduled orders, a reduction or delay in orders for WorkStream DFS and lower than expected demand for systems integration services; there can be no assurance that this slowdown will not continue. Quarterly revenue and operating results will depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter, with these revenues frequently concentrated in the last two weeks of the quarter. Operating results would be disproportionately affected by a reduction in revenue because only a small portion of the Company's expense vary with its revenue. In addition, the Company's margins in its systems integration projects are typically lower than its margins from sales of its WorkStream products and maintenance contracts for such products. The Company expects that revenues from its systems integration services will continue to increase as a percentage of overall revenues, and that its overall margins will correspondingly decrease. Operating results in any period should not be considered indicative of the results to be expected for any future period, and there can be no assurance that the Company's revenues will increase or that the Company will achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES.  As of January 31, 1998, the Company had
--------------------------------
$6,935,000 in cash and cash equivalents, as compared with $7,865,000 in cash and cash equivalents at October 31, 1997. The Company used $155,000 for operating activities during the three months ended January 31, 1998, compared with $3,443,000 used for operating activities in the same period of the previous fiscal year. Net cash used for operating activities for the three months ended January 31, 1998 primarily resulted from the net loss from the period, offset by noncash expenses of depreciation and amortization.

          Net cash used for investing activities was $634,000 during the first three months of fiscal 1998, as compared with $574,000 of net cash provided by investing activities for the same period in fiscal 1997. The $634,000 net cash used for investing activities during the three months ended January 31, 1998 represented capital expenditures and capitalized software development costs of $68,000 and $566,000, respectively.

          The Company did not generate any cash from financing activities during the first three months of fiscal 1998, as compared to $125,000 of net cash used by financing activities for the same period in fiscal 1997 for the repayment of notes payable.

          Under the asset purchase agreement to purchase certain tangible and intangible assets from FAST, the Company may be required to make additional annual performance-based payments. Such performance-based payments will be based upon specified percentages of systems integration and related services net operating margin, and net product license and maintenance revenue recognized by the Company in certain countries in Asia for a period of three years ending on August 1, 2000, as follows: 45% of systems integration/services net operating margin, 10% of product license net revenue, and 2.5% of product maintenance net revenue. Such payments may be made in cash or Common Stock, at the option of the Company. The first $1,500,000 of the performance payments are guaranteed. As of January 31, 1998, $600,000 of these guaranteed performance payments have been paid by issuance of 156,931 shares of the Common Stock. Three additional payments of $300,000 each of cash or common stock (aggregate of $900,000) will be paid at intervals of ninety days, beginning February 1, 1998. FAST has certain registration rights with respect to the Common Stock issued. Such registration rights for the 276,931 shares of common stock issued in fiscal 1997 have been registered by the Company in fiscal 1998.

          Under the original asset purchase agreement of the Taiwan operations of SDI, the Company was required to make additional performance-based payments in cash or cash and stock over a two-year period ending on July 8, 1998. On January 30, 1998, the Company entered into definitive agreements with SDI and SDI's principal, under which the parties agreed to cancel the original payment provisions, and all other continuing obligations, including but not limited to financial obligations, arising under the original asset purchase agreement, and the Company issued 100,000 unregistered shares of its Common Stock to SDI. At the same time, the Company and SDI entered into an amended licensing agreement under which the Company has the right to distribute certain SDI-owned software, has the right to enhance certain of such software and agreed to pay royalties to SDI based on a percentage of any actual sublicense fees for that software received by the Company. SDI's principal resigned from the Company as of December 31, 1997.

          In April 1997, the Company entered into a revolving line of credit agreement (the "Line of Credit Agreement") under which it can borrow up to $5,000,000, based on eligible accounts receivable. The revolving line of credit is secured by substantially all of the Company's assets, bears interest at the bank's prime rate per annum (8.5% at January 31, 1998) and expires on March 15, 1998. At January 31, 1998, $3,051,000 was outstanding under the revolving line of credit and $1,949,000 was available for future borrowings subject to compliance with financial covenants and borrowing base limitations. The Line of Credit Agreement requires the Company to maintain certain financial covenants. The Company was in default under its credit facility at January 31, 1998 as a result of failing to meet financial covenants relating to minimum tangible net worth and maximum total liabilities to tangible net worth. The Company has not yet obtained a waiver of the default from its lender. While the Company is currently negotiating with its lender regarding a new credit facility to replace the existing facility, the lender has indicated that it currently has no intention to call the loan upon expiration and that it will continue in good faith to renegotiate the line of credit. Although the Company believes that it will obtain a waiver and negotiate a new credit facility, there can be no assurance that the Company will be able to obtain the waiver or negotiate a new credit facility on terms acceptable to the Company. Additionally, while the Company is currently negotiating with the bank an extension to the expiration date of the Line of Credit Agreement, there can be no assurance that the Company will be successful in negotiating such an extension.

          In February 1998, the Company sold certain assets of its Healthcare Products and Process Industries Group that focused on the FlowStream product line (the "Healthcare Group"), pursuant to an Asset Purchase Agreement dated February 19, 1998 (the "Asset Purchase Agreement") by and among Base Ten FlowStream, Inc. (the "Buyer"), Base Ten Systems, Inc. (the "Parent" and together with the Buyer, "Base Ten") and the Company, for consideration consisting of $1,500,000 in cash, $1,350,000 of which was paid on February 19, 1998 (the "Closing Date") and $150,000 of which is subject to certain indemnification provisions pursuant to the Asset Purchase Agreement and shall be paid within ninety days of the Closing Date, 20% of all annual revenues in excess of $3,200,000 recognized by Base Ten from the licensing of the FlowStream product line during the 1998 and 1999 calendar years, and assumption by Base Ten of substantially all of the Healthcare Group's liabilities on a going-forward basis, with some specific obligations being retained by the Company. Pursuant to the Asset Purchase Agreement, Base Ten assumed certain liabilities as of the acquisition date, purchased fixed assets with a net book value of approximately $500,000 and assumed the Company's rights under certain contracts with customers and other third parties relating to the FlowStream product line, except certain patents used within the Company by both the Healthcare Group and the Semiconductor and Electronics Business Group. With regards to these patents, the Company granted to Base Ten a worldwide royalty-free, non-transferable (except with substantially all of the assets of the FlowStream Business) license, for the lives of the patents, without the right to sublicense, to the exclusive use of such patents for developing, producing, manufacturing and selling manufacturing execution systems limited to the field of healthcare products (pharmaceutical, medical device and biotechnology) and chemical industries. In addition , the Company agreed not to compete in the business of developing, producing, manufacturing and selling manufacturing execution systems under the trademark of "FlowStream" for healthcare products and chemical industries for three years. Also pursuant to the Asset Purchase Agreement, the Company also agreed to indemnify Base Ten for up to $1,500,000 for certain representations and warranties relating to intellectual property and up to an unlimited amount for certain post-closing covenants, any Excluded Obligations (as defined in the Asset Purchase Agreement) and any Tax Losses (as defined in the Asset Purchase Agreement).

          Management believes the existing cash and cash equivalents including cash generated from operations, combined with its borrowing capacity will be sufficient to meet the Company's working capital and capital expenditure requirements for the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
         -----------------------------------------------------------

         Not applicable

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------
          None

Item 2.   Changes in Securities
          ---------------------
          On January 30, 1998, the Company entered into a Settlement Agreement with SDI and SDI's principal, ;under which the Company agreed to issue 100,000 shares of its Common Stock to SDI.

Item 3.   Defaults upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5.   Other Information
          ------------------
          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

   (a).   List of Exhibits


  Exhibit
  Number             Exhibit Title
  ------             -------------

  2.1 Asset Purchase Agreement for the acquisition of FAST Associates, Pte. Dated July 31, 1997. /3/

  3.1                Certificate of Incorporation of the Company. /2/

  3.2                By-Laws of the Company. /2/

  3.3                Certificate of Designation of Series A Convertible
                     Preferred Stock. /3/

  4.1 Form of Warrant Agreement dated April 1, 1997 between the Company and Imperial Bank. /3/

  4.2 Form of 8% Convertible Preferred Stock Subscription Agreement for the Sale of an Aggregate $3 million worth of Preferred Shares to certain private institutional investors dated August 19, 1997. /3/

  4.3 Form of Warrant Agreement dated August 19, 1997 between the Company and certain placement agents. /3/


  10.2 Master Lease Agreement, dated December 2, 1988, between the Company and General Electric Capital Corporation, with schedules. /1/

  10.3 Letter Agreement, dated July 22, 1987, with respect to the employment of Thomas Tomasetti. /1,6/

  10.5 Agreement between the Company and Honeywell, Inc., Industrial Automation and Control, dated April 1, 1993. /2,5/

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

  10.15 Letter Agreement dated June 3, 1996, with respect to the employment of Laurence R. Hootnick. /6,8/

  10.16 Asset Purchase Agreement for the acquisition of the Taiwan operations of Systematic Designs International, Inc. dated July 2, 1996. /10/

  10.17 Letter Agreement dated August 6, 1996, with respect to the employment of Wynn Bowman./6,9/

  10.18 Letter Agreement dated August 6, 1996, with respect to the employment of Michael J. Field./6,9/

  10.19              Change of Control Agreement with Laurence R. Hootnick.
                     /6,11/

  10.20              Change of Control Agreement with Jonathan J. Golovin./6,11/

  10.21              Form of Change of Control Agreement for Executive
                     Officers./6,11/

  10.22              1996 Stock Option Plan and Forms of Stock Option
                     Agreement./6,11/

  10.23 Security and Loan Agreement dated April 1, 1997 between the Company and Imperial Bank. /3/

  10.24 Settlement Agreement, dated January 30, 1998, among the Company, Consilium Taiwan, Inc., Systematic Designs International, Inc. and Jen-Shih Jessi Niou./12/

  10.25 Asset Purchase Agreement, dated February 19, 1998, among the Company, Base Ten FlowStream, Inc. and Base Ten Systems, Inc. /13/

  10.26 Letter Agreement dated January 13, 1998, with respect to the employment of Jim Macek./6/

  27                 Financial Data Schedule (available in EDGAR format only).


      /1/ Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

      /2/ Incorporated by reference from exhibits 3.1, 3.2 and 10.19, respectively, to Registrant's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1993.

      /3/ Incorporated by reference from exhibits of the same number to Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997.

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

      /10/Incorporated by reference from exhibit 2.1 to Registrant's Report on Form 8-K filed on July 26, 1996 for the acquisition of the Taiwan operations of Systematic Designs International, Inc.

      /11/Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997.

      /12/Incorporated by reference from exhibits of the same number in Registration Statement on Form S-1 (File No. 333-44743), filed January 22, 1998.

      /13/Incorporated by reference from exhibit 2.1 to the Registrant's Report on Form 8-K filed on March 3, 1998 for the sale of assets of the Healthcare Products and Process Industries Group.

   (b).    Reports on Form 8-K

               Report under Items 2 and 7 filed on March 3, 1998 regarding the Asset Purchase Agreement with Base Ten FlowStream, Inc. and Base Ten Systems, Inc.

                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the chief financial officer of the registrant.


                                           CONSILIUM, INC.
                                     ---------------------------
                                            (Registrant)



Date   March 16, 1998                by:  /s/ Clifton Wong
     --------------------               ------------------------
                                              Clifton Wong
                                              Vice President, Finance and
                                              Chief Financial Officer