Form 10-K/A
period 1997-10-31
CONSILIUM INC
filed 1998-06-11
CIK 795090

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             --------------------
                                 FORM 10-K/A-1

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

           4.3        Form of Warrant Agreement dated August 19, 1997 between the Company and certain placement agents. /3/

          10.2        Master Lease Agreement, dated December 2, 1988, between the Company and
                      General Electric Capital Corporation, with schedules. /1/

          10.3        Letter Agreement, dated July 22, 1987, with respect to the employment of
                      Thomas Tomasetti. /1/,/6/

          10.5        Agreement between the Company and Honeywell, Inc., Industrial Automation and
                      Control, dated April 1, 1993. /2/,/5/

          10.6        Form of Director and Officer Indemnity Agreement. /4/

          10.7        Amended and Restated 1983 Stock Option Plan. /6/,/7/

          10.8        Forms of Stock Option Agreement used in conjunction with the 1983 Stock
                      Option Plan. /6/,/7/

          10.9        1990 Outside Director's Stock Option Plan. /6/,/7/

          10.10       Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's Stock Option Plan. /6/,/7/

          10.11       Lease agreement for the Company's principal facility, dated August 2, 1995, among the Company and The Prudential Insurance Company of America. /7/

          10.12       Letter Agreement, dated August 5, 1994, with respect to the employment of
                      Edward Norton. /6/,/7/

          10.13       Letter Agreement, dated September 28, 1994, with respect to the employment of
                      Richard Van Hoesen. /6/,/7/

          10.14       Letter Agreement, dated July 12, 1996 , with respect to the resignation of
                      Thomas Tomasetti. /6/,/8/

          10.15       Letter Agreement dated June 3, 1996, with respect to the employment of
                      Laurence R. Hootnick. /6/,/8/

          10.16       Asset Purchase Agreement for the acquisition of the Taiwan operations of
                      Systematic Designs International, Inc. dated July 2, 1996. /10/

          10.17       Letter Agreement dated August 6, 1996, with respect to the employment of Wynn
                      Bowman. /6/,/9/

          10.18       Letter Agreement dated August 6, 1996, with respect to the employment of
                      Michael J. Field. /6/,/9/

          10.19       Change of Control Agreement with Laurence R. Hootnick. /6/,/11/

          10.20       Change of Control Agreement with Jonathan J. Golovin. /6/,/11/

          10.21       Form of Change of Control Agreement for Executive Officers. /6/,/11/

          10.22       1996 Stock Option Plan and Forms of Stock Option Agreement. /6/,/11/

          10.23       Security and Loan Agreement dated April 1, 1997 between the Company and
                      Imperial Bank. /3/

          10.24       Agreement between the Company and HCL America, Inc., dated May 21, 1997. /13/

           21.1       Schedule of Subsidiaries. /12/

           23.1       Consent of Independent Accountants (Coopers & Lybrand L.L.P.). /14/

           23.2       Consent of Independent Public Accountants (Arthur Andersen LLP). /14/

           24.1       Power of Attorney. /14/

           27         Financial Data Schedule (available in EDGAR format only). /14/

------------------
1 Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

2 Incorporated by reference from exhibits 3.1, 3.2 and 10.19, respectively, in Registrant's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1993.

3 Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997.

4 Incorporated by reference from exhibit 10.6 in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1994.

5 The Securities and Exchange Commission has granted confidential treatment for portions of this document.

6    Compensatory or employment arrangement.

7 Incorporated by reference from exhibits of the same number in Registrant's Annual Report on Form 10-K for the Year ended October 31, 1995.

8 Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1996.

9 Incorporated by reference from exhibits of the same number in Registrant's Annual Report on Form 10-K for the Year ended October 31, 1996.

10 Incorporated by reference from exhibit 2.1 in Registrant's Report on Form 8-K filed on July 26, 1996 for the acquisition of the Taiwan operations of Systematic Designs International, Inc.

11 Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997.

12 Incorporated by reference from exhibits of the same number in Registration Statement on Form S-1 (File No. 333-44743), filed January 22, 1998.

13 The Company has filed a request for confidential treatment for portions of this document with the Securities and Exchange Commission.

14   Previously filed with this report.

          4. Reports on Form 8-K.
             -------------------

          Report under Item 2 dated August 15, 1997 regarding the Asset Purchase Agreement with Fast Associates Pte., Ltd. and three amendments thereto under Item 7 dated September 9, 1997, October 15, 1997 and December 19, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 11th day of June, 1998.

                                      CONSILIUM, INC.

                                      By:    *
                                          -------------------------------
                                          Laurence R. Hootnick
                                          President and Chief Executive Officer



                 SIGNATURE                                       TITLE

/s/                  *                        Chairman of the Board and Chief Technical
------------------------------------          Officer
Jonothan J. Golovin

/s/                   *                       President, Chief Executive Officer and
------------------------------------          Director
Laurence R. Hootnick                          (Principal Executive Officer)

/s/ CLIFTON WONG                              Chief Financial Officer and Vice President
------------------------------------          (Principal Financial Officer)
Clifton Wong

/s/                   *
------------------------------------          Director
Robert C. Fink

/s/                   *
------------------------------------          Director
Robert Horne

/s/                   *
------------------------------------          Director
Thomas A. Tomasetti

/s/                   *
------------------------------------          Director
Frederick M. O'Such

/s/ CLIFTON WONG
------------------------------------
* Clifton Wong
  Attorney-In-Fact


                               INDEX TO EXHIBITS

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

           4.3        Form of Warrant Agreement dated August 19, 1997 between the Company and certain placement agents. /3/

          10.2        Master Lease Agreement, dated December 2, 1988, between the Company and
                      General Electric Capital Corporation, with schedules. /1/

          10.3        Letter Agreement, dated July 22, 1987, with respect to the employment of
                      Thomas Tomasetti. /1/,/6/

          10.5        Agreement between the Company and Honeywell, Inc., Industrial Automation and
                      Control, dated April 1, 1993. /2/,/5/

          10.6        Form of Director and Officer Indemnity Agreement. /4/

          10.7        Amended and Restated 1983 Stock Option Plan. /6/,/7/

          10.8        Forms of Stock Option Agreement used in conjunction with the 1983 Stock
                      Option Plan. /6/,/7/

          10.9        1990 Outside Director's Stock Option Plan. /6/,/7/

          10.10       Forms of Outside Directors Stock Option Agreement used in conjunction with the 1990 Outside Director's Stock Option Plan. /6/,/7/

          10.11       Lease agreement for the Company's principal facility, dated August 2, 1995, among the Company and The Prudential Insurance Company of America. /7/


          Exhibit
          Number                            Exhibit Title
        ----------    -----------------------------------------------------------------------

          10.12       Letter Agreement, dated August 5, 1994, with respect to the employment of
                      Edward Norton. /6/,/7/

          10.13       Letter Agreement, dated September 28, 1994, with respect to the employment of
                      Richard Van Hoesen. /6/,/7/

          10.14       Letter Agreement, dated July 12, 1996 , with respect to the resignation of
                      Thomas Tomasetti. /6/,/8/

          10.15       Letter Agreement dated June 3, 1996, with respect to the employment of
                      Laurence R. Hootnick. /6/,/8/

          10.16       Asset Purchase Agreement for the acquisition of the Taiwan operations of
                      Systematic Designs International, Inc. dated July 2, 1996. /10/

          10.17       Letter Agreement dated August 6, 1996, with respect to the employment of Wynn
                      Bowman. /6/,/9/

          10.18       Letter Agreement dated August 6, 1996, with respect to the employment of
                      Michael J. Field. /6/,/9/

          10.19       Change of Control Agreement with Laurence R. Hootnick. /6/,/11/

          10.20       Change of Control Agreement with Jonathan J. Golovin. /6/,/11/

          10.21       Form of Change of Control Agreement for Executive Officers. /6/,/11/

          10.22       1996 Stock Option Plan and Forms of Stock Option Agreement. /6/,/11/

          10.23       Security and Loan Agreement dated April 1, 1997 between the Company and
                      Imperial Bank. /3/

          10.24       Agreement between the Company and HCL America, Inc., dated May 21, 1997. /13/

           21.1       Schedule of Subsidiaries. /12/

           23.1       Consent of Independent Accountants (Coopers & Lybrand L.L.P.). /14/

           23.2       Consent of Independent Public Accountants (Arthur Andersen LLP). /14/

           24.1       Power of Attorney. /14/

           27         Financial Data Schedule (available in EDGAR format only). /14/

------------------
1 Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

2 Incorporated by reference from exhibits 3.1, 3.2 and 10.19, respectively, in Registrant's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1993.

3 Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997.

4 Incorporated by reference from exhibit 10.6 in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1994.

5 The Securities and Exchange Commission has granted confidential treatment for portions of this document.

6    Compensatory or employment arrangement.

7 Incorporated by reference from exhibits of the same number in Registrant's Annual Report on Form 10-K for the Year ended October 31, 1995.

8 Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1996.

9 Incorporated by reference from exhibits of the same number in Registrant's Annual Report on Form 10-K for the Year ended October 31, 1996.

10 Incorporated by reference from exhibit 2.1 in Registrant's Report on Form 8-K filed on July 26, 1996 for the acquisition of the Taiwan operations of Systematic Designs International, Inc.

11 Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997.

12 Incorporated by reference from exhibits of the same number in Registration Statement on Form S-1 (File No. 333-44743), filed January 22, 1998.

13 The Company has filed a request for confidential treatment for portions of this document with the Securities and Exchange Commission.

14   Previously filed with this report.