Form 10-Q
period 1998-04-30
CONSILIUM INC
filed 1998-06-12
CIK 795090

                                                    Conformed copy with exhibits

                                  Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

     (Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended  APRIL 30, 1998
                                --------------

                                     OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                       Commission File Number 0-17754

                               CONSILIUM, INC.
                               ---------------
           (Exact name of registrant as specified in its charter)

              Delaware                                    94-2523965
           --------------                                ------------
      (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)



485 Clyde Avenue, Mountain View, California                     94043
-------------------------------------------                 --------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (650) 691-6100
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

                                              X
                                      Yes _________ No _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 5, 1998:

Common Stock, $0.01 par value                       8,637,352
-----------------------------                       ---------
         Class                                  Number of Shares

                               CONSILIUM, INC.

                                    INDEX


                       PART I.  FINANCIAL INFORMATION

                                                            Page No.
                                                            --------
Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets
             April 30, 1998 and October 31, 1997...................  3

             Condensed Consolidated Statements of Operations
             Three and six months ended April 30, 1998 and 1997....  4

             Condensed Consolidated Statements of Cash Flows
             Six months ended April 30, 1998 and 1997..............  5

             Notes to Condensed Consolidated Financial Statements..  6


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................... 8

                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings........................................ 16

Item 2.   Changes in Securities.................................... 16

Item 3.   Defaults Upon Senior Securities.......................... 16

Item 4.   Submission of Matters to a Vote of Security Holders...... 16

Item 5.   Other Information........................................ 17

Item 6.   Exhibits and Reports on Form 8-K......................... 17

          Signatures............................................... 21

                       PART I.  FINANCIAL INFORMATION
                               CONSILIUM, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                        April 30, 1998     October 31, 1997
                                         (Unaudited)       ----------------
                                        --------------

ASSETS

Current assets:
  Cash and cash equivalents              $   7,498          $   7,865
  Accounts receivable, net                   9,688             11,014
  Other current assets                         434                590
                                         ---------          ---------

            Total current assets            17,620             19,469

Property and equipment, net                  2,898              4,312
Software development costs, net              1,954              2,688
Goodwill, net                                2,296              3,092
Other assets                                   296                406
                                         ---------          ---------

            TOTAL ASSETS                 $  25,064          $  29,967
                                         =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit                         $   3,051          $   3,051
  Accounts payable                           3,631              6,587
  Accrued liabilities                        3,270              3,799
  Accrued acquisition costs                    600              1,662
  Deferred  revenue                          6,058              6,437
                                         ---------          ---------

            Total current liabilities       16,610             21,536

Accrued lease obligation                       100                  -
Deferred revenue                               425                  -
                                         ---------          ---------

            Total liabilities               17,135             21,536
                                         ---------          ---------

Stockholders' equity                         7,929              8,431
                                         ---------          ---------

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY         $  25,064          $  29,967
                                         =========          =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                           APRIL 30,                                 APRIL 30,
                                                      1998               1997                 1998              1997
                                                   ----------        -----------           ----------        ----------

REVENUES:
     Product                                           $2,327            $ 4,995              $ 4,337           $ 6,815
     Services                                           5,917              5,787               12,180            12,421
     Development                                            -                310                    -               430
                                                   ----------        -----------           ----------        ----------
                     Total revenues                     8,244             11,092               16,517            19,666
                                                   ----------        -----------           ----------        ----------

COST OF REVENUES:
     Product                                              503                909                  850             1,705
     Services                                           2,595              3,781                5,633             7,882
     Development                                            -                253                    -               370
                                                   ----------        -----------           ----------        ----------
                     Total cost of revenues             3,098              4,943                6,483             9,957
                                                   ----------        -----------           ----------        ----------

GROSS MARGIN                                            5,146              6,149               10,034             9,709
                                                   ----------        -----------           ----------        ----------

OPERATING EXPENSES:
     Research and development                           2,035              3,003                4,296             6,235
     Selling and marketing                              2,330              3,267                5,339             6,612
     General and administrative                           760                914                1,457             1,802
                                                   ----------        -----------           ----------        ----------
                     Total operating expenses           5,125              7,184               11,092            14,649
                                                   ----------        -----------           ----------        ----------

Income (loss) from operations                              21             (1,035)              (1,058)           (4,940)

Interest income                                            51                  3                   85                64
Interest expense                                          (82)               (36)                (176)              (72)
Gain on sale of business                                  550                  -                  550                 -
                                                   ----------        -----------           ----------        ----------
INCOME (LOSS) BEFORE
     INCOME TAX  PROVISION                                540             (1,068)                (599)           (4,948)

PROVISION FOR INCOME TAXES                                 60                 53                  142               115
                                                   ----------        -----------           ----------        ----------

NET INCOME (LOSS)                                         480             (1,121)                (741)           (5,063)

PREFERRED STOCK DIVIDENDS                                (248)                 -                 (614)                -
                                                   ----------        -----------           ----------        ----------
NET INCOME (LOSS) ATTRIBUTABLE TO
     COMMON STOCK                                      $  232            $(1,121)             $(1,355)          $(5,063)
                                                   ==========        ===========           ==========        ==========
NET INCOME (LOSS) PER SHARE
     Basic                                              $0.03             $(0.14)              $(0.16)           $(0.63)
     Diluted                                            $0.03             $(0.14)              $(0.16)           $(0.63)

WEIGHTED AVERAGE COMMON SHARES AND EQUIVALENTS
     Basic                                              8,401              7,963                8,436             7,974
     Diluted                                            8,486              7,963                8,436             7,974

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               CONSILIUM, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)

                                                                                 Six months ended
                                                                                    April 30,
                                                                      ------------------------------------------
                                                                        1998                           1997
                                                                      ---------                    -------------
Cash flows from operating activities:
   Net loss                                                           $   (741)                    $    (5,063)
                                                                      ---------                    -------------
   Adjustments to reconcile net loss to
    net cash provided by (used for) operating activities:
      Depreciation and amortization                                      1,880                           1,761
      Gain on sale of business                                            (550)                              -
      Provision for doubtful accounts                                        -                              (9)
      Change in assets and liabilities:
         Accounts receivable                                             1,326                          (4,287)
         Other assets                                                      193                            (148)
         Accounts payable                                               (2,427)                            336
         Deferred revenue                                                  966                           3,697
         Other liabilities and accrued expenses                         (1,014)                       1,783.00
                                                                      ---------                    -------------

            Net cash used for operating activities                        (367)                         (1,930)
                                                                      ---------                    -------------

Cash flows from investing activities:
   Capital expenditures                                                   (103)                           (682)
   Capitalized software development costs                                 (821)                           (238)
   Sales of short-term investments                                           -                           1,000
   Cash paid for acquisition of FAST                                      (300)                              -
   Cash received from sale of HCP                                        1,350                               -
                                                                      ---------                    -------------

            Net cash provided by investing activities                      126                              80
                                                                      ---------                    -------------

Cash flows from financing activities:
   Proceeds from line of credit                                              -                           3,051
   Principal payments on note payable                                        -                          (1,792)
   Issuance costs of preferred stock                                       (85)                              -
   Proceeds from issuance of common stock and exercise of options          199                             288
                                                                      ---------                    -------------
            Net cash provided by financing activities                      114                           1,547
                                                                      ---------                    -------------

Effect of exchange rate changes on cash                                   (240)                           (193)
                                                                      ---------                    -------------
Net decrease in cash and cash equivalents                                 (367)                           (496)

Cash and cash equivalents at beginning of period                         7,865                           8,094
                                                                      ---------                    -------------
Cash and cash equivalents at end of period                            $  7,498                     $     7,598
                                                                      =========                    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               CONSILIUM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  INTERIM FINANCIAL DATA

     The interim condensed consolidated financial statements of Consilium, Inc. and its subsidiaries ("the Company") are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial information set forth therein. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997. The Company believes the results of operations for the three and six months ended April 30, 1998 and the cash flows for the six months ended April 30, 1998 are subject to fluctuation and are not necessarily indicative of results of operations and cash flows for any future period.

2.  NET INCOME (LOSS) PER SHARE

     In the first quarter of fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share". All prior-period earnings per share data presented was restated to conform with SFAS No. 128.

     Basic earnings per common share were computed by dividing net income (loss) after deduction of preferred stock dividends by the weighted average number of shares of common stock outstanding during the second quarter and the first six months of fiscal 1998 and 1997. Diluted earnings per share data for the second quarter and the first six months of fiscal 1998 and 1997 has been computed using the weighted average number of shares of common stock outstanding and potentially dilutive common shares. Potentially dilutive common shares include dilutive shares issuable upon the exercise of outstanding common stock options computed using the treasury stock method. Potentially dilutive securities of 2,608,566 and 1,713,228 were not included in the computation of diluted earnings per common share, because to do so would have been antidilutive for the three months ended April 30, 1998 and 1997, respectively. For the three and six months ended April 30, 1997 and for the six months ended April 30, 1998, the number of shares used in the computation of diluted earnings per share was the same as those used for the computation of basic earnings per share as all potential common shares were antidilutive. For the three months ended April 30, 1998, a reconciliation of the shares used in the computation of basic and diluted earnings per share is as follows:

                                           Three months ended
                                             April 30, 1998
                                    ----------------------------
                                    Number of          Per Share
                                      Shares            Amount
                                    ---------          ---------
Basic earnings per share            8,401,452             $.03
Common stock options                   84,389              .00
                                    ---------             ----
Diluted earnings per share          8,485,841             $.03
                                    =========             ====

3.   LINE OF CREDIT

     In April 1997, the Company entered into a revolving line of credit agreement (the "Line of Credit Agreement") under which it could borrow up to $5,000,000, based on eligible accounts receivable. The Line of Credit Agreement expired on March 15, 1998. Borrowings under the revolving line of credit are secured by substantially all of the Company's assets and bear interest at the bank's prime rate per annum (8.5% at April 30, 1998). At April 30, 1998, $3,051,000 was outstanding under the revolving line of credit. The Line of Credit Agreement required the Company to maintain certain financial covenants. The Company was in default under its credit facility from October 31, 1997 through March 15, 1998 as a result of failing to meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth, and required profitability covenants. On May 14, 1998, the Company obtained a waiver of the past default from its lender.

     The Company is currently negotiating with its lender regarding a new credit facility to replace the expired facility. The lender has indicated that it currently has no intention to call the loan and that it will continue in good faith to renegotiate the line of credit. Although the Company believes that it will negotiate a new credit facility, there can be no assurance that the Company will be able to negotiate a new credit facility on terms acceptable to the Company.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In the first quarter of fiscal 1998, the Company adopted the provisions of SFAS No. 129, "Disclosure of information about Capital Structure," which requires companies to disclose certain information about their capital structure. The adoption of SFAS No. 129 had no impact on the Company's financial statements.

5.   SALE OF HEALTH CARE AND PROCESS BUSINESS UNIT

     In February 1998, the Company sold certain assets of its Healthcare Products and Process Industries Group that focused on the FlowStream product line (the "Healthcare Group"), pursuant to an Asset Purchase Agreement dated February 19, 1998 (the "Asset Purchase Agreement") by and among Base Ten FlowStream, Inc. (the "Buyer"), Base Ten Systems, Inc. (the "Parent" and together with the Buyer, "Base Ten") and the Company, for consideration consisting of $1,500,000 in cash, 20% of all annual revenues in excess of $3,200,000 recognized by Base Ten from the licensing of the FlowStream product line during the 1998 and 1999 calendar years, and assumption by Base Ten of substantially all of the Healthcare Group's liabilities on a going-forward basis, with some specific obligations being retained by the Company. Pursuant to the Asset Purchase Agreement, Base Ten assumed certain liabilities as of the acquisition date, purchased fixed assets with a net book value of approximately $500,000 and assumed the Company's rights under certain contracts with customers and other third parties relating to the FlowStream product line, except certain patents used within the Company by both the Healthcare Group and the Semiconductor and Electronics Business Group. With regards to these patents, the Company granted to Base Ten a worldwide royalty-free, non-transferable (except with substantially all of the assets of the FlowStream Business) license, for the lives of the patents, without the right to sublicense, to the exclusive use of such patents for developing, producing, manufacturing and selling manufacturing execution systems limited to the field of healthcare products (pharmaceutical, medical device and biotechnology) and chemical industries. In addition, the Company agreed not to compete in the business of developing, producing, manufacturing and selling manufacturing execution systems under the trademark of "FlowStream" for healthcare products and chemical industries for three years. Also pursuant to the Asset Purchase Agreement, the Company agreed to indemnify Base Ten for up to $1,500,000 for certain representations and warranties relating to intellectual property and up to an unlimited amount for certain post-closing covenants, any excluded obligations (as defined in the Asset Purchase Agreement) and any tax losses (as defined in the Asset Purchase Agreement).


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

In February 1998, the Company sold certain assets associated with its FlowStream product line to Base Ten and agreed not to compete in the FlowStream Business for three years. See Note 5 - Sale of Health Care and Process Business Unit.

RESULTS OF OPERATIONS
---------------------

REVENUES.  Total revenues for the second quarter of fiscal 1998 decreased 26% to
--------
$8,244,000, compared with $11,092,000 in the second quarter of fiscal 1997. Revenues for the first six months of fiscal 1998 decreased 16% to $16,518,000, compared with $19,666,000 in the same period of fiscal 1997. The decrease for the second quarter of fiscal 1998 was primarily due to lower product revenues from the Company's WorkStream DFS product line, lower systems integration services revenues, and lower overall FlowStream revenues due to the sale of the Health Care and Process business unit. For the six months ended April 30, 1998, the decrease in total revenues over the same period of the previous fiscal year was primarily due to a lower level of product revenues, systems integration services revenues and development revenues, partially offset by a higher level of consulting and maintenance revenues.

          Percentage of total revenues for the three and six months ended April 30, 1998 and 1997 by geographic region were as follows (in thousands):

                                                Three months ended                  Six months ended
                                                     April 30,                          April 30,
                                              1998             1997                 1998           1997
                                            -------          -------              -------        -------

 North America                               $4,314            $4,577               $8,954         $8,620
   Percentage of total revenues                  52%               41%                  54%            44%
 Europe                                      $1,621            $2,264               $3,610         $3,483
   Percentage of total revenues                  20%               21%                  22%            18%
 Asia/Pacific                                $2,309            $4,251               $3,954         $7,563
   Percentage of total revenues                  28%               38%                  24%            38%

       The proportional increase in sales to North America for the three and six months ended April 30, 1998 was primarily due to relatively lower levels of international revenues and higher levels of consulting services revenues in the North America region. The decrease in sales to Europe for the three months ended April 30, 1998 was due to lower license revenues as a result of the sale of the Health Care and Process business unit and the timing and size of new orders. The decrease in sales to Asia/Pacific for the three and six months ended April 30, 1998 was primarily due to lower WorkStream license revenue and lower systems integration services revenues in the Asia/Pacific region as a result of the completion of existing projects, slowdown in the building of new semiconductor fabrications, as well as currency fluctuations in Asia.

     Percentage of total revenues for the three and six months ended April 30, 1998 and 1997 by business unit were as follows (in thousands):

                                        Three months ended          Six months ended
                                            April 30,                  April 30,
                                      1998             1997        1998          1997
                                   ---------        ---------    --------      --------

Semiconductor and Electronics
Business Unit
  (WorkStream DFS(TM))               $8,045         $9,708       $14,520       $17,481
  Percentage of total revenues           98%            88%           88%       89%

Healthcare Products and Process
Industries Business Unit
  (FlowStream(R))                    $  199         $1,384       $ 1,998       $ 2,185
  Percentage of total revenues            2%            12%           12%           11%

          The Company's Semiconductor and Electronics Business Unit markets and sells WorkStream DFS products to manufacturers who produce their products in discrete lots or batches, particularly those in the semiconductor and electronics industries. The Company's Healthcare Products and Process Industries Business Unit marketed and sold FlowStream products to regulated or complex industries that employ batch process manufacturing, particularly those in the healthcare products (pharmaceutical, medical devices and biotechnology), chemical and other process industries until the Company sold substantially all the assets and liabilities of the division on February 19, 1998. See Note 5 Sale of Health Care and Process Business Unit.

Product Revenues.   Product revenues for the three and six months ended April
-----------------
30, 1998 decreased 53% and 36% over the same periods of the previous fiscal year. The decrease was primarily due to a decrease in demand for the Company's Workstream DFS products as a result of the continuing slowdown in capital spending in the semiconductor industry and currency fluctuations in Asia.

          Product revenues attributable to products in the Company's Workstream DFS product line decreased 51% to $2,295,000 during the three months ended April 30, 1998, as compared with $4,694,000 in the previous year quarter. For the six months ended April 30, 1998, product revenues from the WorkStream DFS product line decreased 47% to $3,395,000, as compared with $6,455,000 in the previous fiscal year. The decrease was due to fluctuations in timing of new orders for WorkStream(R) products from new semiconductor fabrications and the overall slowdown in the semiconductor industry and currency fluctuations in Asia.

          Product revenues attributable to FlowStream for the three months ended April 30, 1998 were $0, as compared to $301,000 for the same period in fiscal 1997. The decrease was primarily attributable to the sale of the Health Care and Process business unit in the second quarter of fiscal 1998. For the six months ended April 30, 1998, FlowStream product revenues were $910,000, as compared to $359,000 for the same period in the previous fiscal year. The increase was primarily due to the receipt of a large product license order from one customer in the first quarter of fiscal 1998.

Services Revenues.  Services revenues for the three months ended April 30, 1998
------------------
increased 2% to $5,917,000, compared with $5,787,000 for the same period of fiscal 1997. The increase in services revenues for the three months ended April 30, 1998 was primarily due to higher consulting and maintenance revenues derived from a larger installed base of the Company's WorkStream product, partially offset by lower systems integration services revenues as a result of the fluctuation in the timing and size of new systems integration projects. For the six months ended April 30, 1998, services revenues decreased 2% to $12,180,000, compared with $12,421,000 for the same period of fiscal 1997. The decrease in services revenues for the six months ended April 30, 1998 was primarily due to lower systems integration services revenues as a result of the size and timing of new contracts and the completion of existing projects, partially offset by an increase in consulting and maintenance revenues. Services revenues are primarily from systems integration services relating to the Workstream DFS(TM) product line, annual software maintenance fees, specialized programming services, resident and application consulting services and customer training. The Company believes services revenues may be subject to fluctuation in future periods primarily due to fluctuation in the timing and size of new projects and economic instability in Asia resulting in currency fluctuations.

Development Revenues.    Development revenues for the three and six months ended
---------------------
April 30, 1998 were zero compared to $310,000 and $430,000 for the same periods of fiscal 1997. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with participating third parties having the right to license and use the software, often sooner than otherwise would have occurred. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into and the state of completion of such projects. The decrease in development revenues during the three and six months ended April 30, 1998 was primarily due to the completion of all funded development projects. Based on current internal development resource allocations and projects planned, the Company expects that the Company will not have any significant development revenues in fiscal 1998, although the Company may take on additional development projects in the future if business and strategic objectives of the Company are met by such projects.

COSTS AND EXPENSES
------------------

Cost of Product Revenues.  Cost of product revenues for the three months ended
-------------------------
April 30, 1998 decreased 45% to $503,000, compared with $909,000 for the same period of the previous fiscal year. For the six months ended April 30, 1998, cost of product revenues decreased 50% to $850,000, compared with $1,705,000 for the same period of fiscal 1997. The decrease in cost of product revenues for the three and six months ended April 30, 1998 was primarily due to decreased product license sales during the periods. Cost of product revenues includes amortization of capitalized software development costs, royalties, and purchased software which is resold to the end customer, typically along with the Company's own software. Depending on the mix of sales of proprietary software (and the variance in associated third party royalties) and additional third party software relating to specific orders, the associated costs of product revenue can vary significantly. Product costs as a percentage of product revenues for the three and six months ended April 30, 1998 were 22% and 20%, respectively, compared with 18% and 25% for the same periods of the previous year. The increase in cost of product revenues for the three months ended April 30, 1998 as a percentage of product revenue was due to higher purchased third party software product costs. The decrease in cost of product revenues for the six months ended April 30, 1998 as a percentage of product revenues was attributable to a change in the mix of product revenues.

Cost of Services Revenues.  Cost of services revenues decreased 31% to
-------------------------
$2,585,000 for the three months ended April 30, 1998, compared with $3,781,000 for the same period of the previous fiscal year. For the six months ended April 30, 1998, cost of services revenues decreased 29% to $5,633,000, compared with $7,882,000 for the same period of the previous fiscal year. The decrease in absolute dollars and percentage of cost of services revenues was primarily due to lower systems integration services revenues and lower FlowStream services revenue as a result of the sale of the Health Care and Process business unit in the second quarter of fiscal 1998. Cost of services revenues was 44% and 46% of total services revenues for the three and six months ended April 30, 1998, respectively, compared with 65% and 63% in the comparable periods of fiscal 1997. The decrease in cost of services revenues as a percentage of services revenues was primarily due to an increase in maintenance and services revenues with higher margins and systems integration projects with higher margins in fiscal 1998.

Cost of Development Revenues.  Cost of development revenues decreased to zero
-----------------------------
for the three and six months ended April 30, 1998, compared with $253,000 and $370,000 for the same periods of the previous fiscal year. The significant decrease in cost of development revenues for the three and six months ended April 30, 1998 was due to the completion of all funded development projects prior to the beginning of the quarter. Development costs, which may vary significantly from project to project, include direct labor costs associated with development contracts and porting projects as well as third party consulting expenses. Based on current internal development resource allocations and projects planned, the Company expects that the Company will not have any significant development revenues in fiscal 1998, although the Company may take on additional development projects in the future if business and strategic objectives of the Company are met by such projects.

Research and Development Expenses.    Research and development expenses
----------------------------------
represented 25% and 26% of total revenues for the three and six month periods ended April 30, 1998, respectively, compared with 27% and 32% for the same periods of the previous fiscal year. Research and development expenses were $2,035,000 and $4,296,000 for the three and six months ended April 30, 1998, respectively, as compared to $3,003,000 and $6,235,000 for the same periods of the previous fiscal year. The decrease in the percentage of research and development expenses as a percentage of total revenues and the decrease in the absolute dollar amount of research and development expenses for the three and six months ended April 30, 1998 was due to lower overall research and development activities as a result of the sale of the Health Care and Process business unit coupled with the continued move of the Company's software development group to India by subcontracting with HCL Infosystems, which is at an overall lower cost, an increase in software development costs eligible for capitalization, and the reimbursement of research and development expenses of $264,000 under an Advanced Technology Program (ATP) award form the National Institute of Standards and Technology (NIST). Included in research and development expenses are costs associated with the development of new products and the costs of enhancing and maintaining existing products.

          Software development expenditures of $256,000 and $103,000 were capitalized for the three months ended April 30, 1998 and 1997, respectively. The amounts represent approximately 13% and 3% of total research and development expenditures during such periods. The absolute dollar and percentage increases were due to an increase in the absolute dollar amount of software development costs eligible for capitalization during the quarter ended April 30, 1998, coupled with a lower level of overall research and development expenditures. In accordance with SFAS No. 86, the amount of research and development expenditures capitalized in a given time period depends upon the amount of development work performed subsequent to the establishment of technological feasibility for a product. Accordingly, amounts capitalized may vary from period to period.

Selling and Marketing Expenses.  Selling and marketing expenses represented 28%
------------------------------
and 32% of total revenues for the three and six months ended April 30, 1998, respectively, as compared with 29% and 34% for the same periods of fiscal 1997. The decrease in sales and marketing expenses as a percentage of total revenues during the three and six months ended April 30, 1998, compared with the same periods last year was due to a lower level of sales activities partially offset by lower revenues as a result of the sale of the Health Care and Process business unit. Selling and marketing expenses were $2,330,000 and $5,339,000 for the three and six months ended April 30, 1998, respectively, compared with $3,267,000 and $6,612,000 for the same periods of the previous year. The decrease in the absolute dollar amount of selling and marketing expenses for the three and six months ended April 30, 1998, compared with the same periods in fiscal 1997, was primarily due to an overall decrease in headcount, and related travel expenses as a result of the sale of the Health Care and Process business unit and the Company's efforts to control overall operating expenses relative to revenues, and lower Asian operating expenses due to devaluation of Asian currency.

General and Administrative Expenses.    General and administrative expenses
------------------------------------
represented 9% of total revenues for the three and six month periods ended April 30, 1998, respectively, as compared with 8% and 9% for the same periods of the previous fiscal year. General and administrative expenses decreased to $760,000 and $1,457,000 for the three and six months ended April 30, 1998, compared to $914,000 and $1,802,000 for the same periods in fiscal 1997. The decreases in absolute dollars for the three and six months ended April 30, 1998 were primarily due to an overall decrease in headcount and the Company's efforts to control operating expenses relative to revenues. General and administrative expenses include the costs of the finance, accounting and administrative operations of the Company.

Interest Income and Expense. Interest income was $52,000 and $85,000 for the
---------------------------
three and six months ended April 30, 1998, respectively, compared to $3,000 and $64,000 for the same periods in the previous fiscal year. Higher invested cash balances accounted for the increase. Interest expense was $82,000 and $176,000 for the three and six months ended April 30, 1998, respectively, compared to $36,000 and $72,000 for the same periods of the previous year. The increase in interest expense was primarily due to higher outstanding short-term borrowings in fiscal 1998.

Provision for Income Taxes. The income tax provision for the six months ended
--------------------------
April 30, 1998 represents taxes on earnings of certain foreign subsidiaries, which are profitable, and taxes paid in certain foreign jurisdictions. The Company has established a 100% valuation allowance against its deferred tax asset and reviews this allowance on a periodic basis. At such time that the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized, the valuation allowance will be reduced.

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

LIQUIDITY AND CAPITAL RESOURCES.     As of April 30, 1998, the Company had
--------------------------------
$7,498,000 in cash and cash equivalents, as compared with $7,865,000 in cash and cash equivalents and short term investments at October 31, 1997. The Company used $367,000 for operating activities during the six months ended April 30, 1998, compared with $1,930,000 used for operating activities in the same period of the previous fiscal year. Net cash used for operating activities for the six months ended April 30, 1998 primarily resulted from the net loss from the period, which was partially offset by non-cash expenses and the net change in operating assets and liabilities.

          Net cash provided by investing activities was $126,000 during the first six months of fiscal 1998, as compared with $80,000 net cash provided by investing activities for the same period in fiscal 1997. The $126,000 net cash provided by investing activities during the six months ended April 30, 1998 represented cash received from the sale of the Health Care and Process business unit, offset by capital expenditures, capitalized software development costs, and FAST acquisition costs of $103,000, $821,000 and $300,000, respectively.

          Net cash provided by financing activities was $114,000 during the first six months of fiscal 1998, which represented proceeds from the issuance of common stock of $199,000, offset by preferred stock issuance costs of $85,000.

          Under the asset purchase agreement to purchase certain tangible and intangible assets from FAST, the Company may be required to make additional annual performance-based payments. Such performance-based payments will be based upon specified percentages of systems integration and related services net operating margin, and net product license and maintenance revenue recognized by the Company in certain countries in Asia for a period of three years ending on August 1, 2000, as follows: 45% of systems integration/services net operating margin, 10% of product license net revenue, and 2.5% of product maintenance net revenue. Such payments may be made in cash or Common Stock, at the option of the Company. The first $1,500,000 of the performance payments are guaranteed. As of April 30, 1998, $900,000 of these guaranteed performance payments have been paid, $600,000 by issuance of 156,931 shares of the Common Stock and one cash payment of $300,000. Two additional payments of $300,000 each of cash or common stock (aggregate of $600,000) will be paid at intervals of ninety days, beginning May 1, 1998. FAST has certain registration rights with respect to the Common Stock issued. Such registration rights for the 276,931 shares of common stock issued in fiscal 1997 have been registered by the Company in fiscal 1998.

     In April 1997, the Company entered into a revolving line of credit agreement (the "Line of Credit Agreement") under which it could borrow up to $5,000,000, based on eligible accounts receivable. The Line of Credit Agreement expired on March 15, 1998. Borrowings under the revolving line of credit are secured by substantially all of the Company's assets and bear interest at the bank's prime rate per annum (8.5% at April 30, 1998). At April 30, 1998, $3,051,000 was outstanding under the revolving line of credit. The Line of Credit Agreement required the Company to maintain certain financial covenants. The Company was in default under its credit facility from October 31, 1997 through March 15, 1998 as a result of failing to meet financial covenants relating to minimum tangible net worth, maximum total liabilities to tangible net worth, and required profitability covenants. On May 14, 1998, the Company obtained a waiver of the past default from its lender.

     The Company is currently negotiating with its lender regarding a new credit facility to replace the expired facility. The lender has indicated that it currently has no intention to call the loan and that it will continue in good faith to renegotiate the line of credit. Although the Company believes that it will negotiate a new credit facility, there can be no assurance that the Company will be able to negotiate a new credit facility on terms acceptable to the Company.

          Management believes the existing cash and cash equivalents including cash generated from operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the next twelve months.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------
          None

Item 2.   Changes in Securities
          ---------------------
          None

Item 3.   Defaults upon Senior Securities
          -------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its Annual Meeting of Stockholders on March 18, 1998. The stockholders voted on proposals to:

          1.   Elect two (2) Class I Directors.
          2.   Amend the Company's 1989 Employee Stock Purchase Plan.
          3.   Amend the Company's 1990 Outside Directors Stock Option Plan.
          4.   Amend the Company's 1996 Stock Option Plan.
          5. Appoint Arthur Andersen LLP as Independent Accountants for the fiscal year ending October 31, 1998.

          The proposals were approved by the following votes:

                                                                Authority
                                                                Withheld/                                            Broker
                                          For                    Against                  Abstain                  Non-votes
                                      -----------        -----------------------  -----------------------  -------------------------


1.          Election of Class I
            Directors,

            Robert C. Fink             7,536,037                   35,541                       --                         --
            Robert Horne               7,527,795                   43,783                       --                         --

2.          Amend Company's 1989
            Employee Stock
            Purchase
            Plan                       5,365,675                  264,256                   23,252                  1,918,395

3.          Amend Company's 1990
            Outside
            Directors
            Stock
            Option Plan                5,303,256                  327,654                   22,273                  1,918,395

4.          Amend Company's 1996
            Stock Option
            Plan                       5,236,603                  391,078                   25,502                  1,918,395

5.          Appoint Arthur
            Andersen LLP               7,507,453                   51,425                   12,700                         --


Item 5.     Other Information
            -----------------
            None

Item 6.     Exhibits and Reports on
            Form 8-K
            -----------------------

      (a).  List of Exhibits


  Exhibit
  Number       Exhibit Title
----------     --------------------------
  3.1          Certificate of Incorporation of the Company.(2)

  3.2          By-Laws of the Company.(2)

  3.3          Certificate of Designation of Series A Convertible Preferred
               Stock.(3)

  4.1          Form of Warrant Agreement dated April 1, 1997 between the
               Company and Imperial Bank.(3)

  4.2 Form of 8% Convertible Preferred Stock Subscription Agreement for the Sale of an Aggregate $3 million worth of Preferred Shares to certain private institutional investors dated August 19, 1997.(3)

  4.3          Form of Warrant Agreement dated August 19, 1997 between the
               Company and certain placement agents.(3)

 10.2          Master Lease Agreement, dated December 2, 1988, between the
               Company and General Electric Capital Corporation, with schedules.(1)

 10.3 Letter Agreement, dated July 22, 1987, with respect to the employment of Thomas Tomasetti.(1,6)

 10.5          Agreement between the Company and Honeywell, Inc., Industrial
               Automation and Control, dated April 1, 1993.(2,5)

 10.6          Form of Director and Officer Indemnity Agreement.(4)

 10.7          Amended and Restated 1983 Stock Option Plan.(6,7)

 10.8 Forms of Stock Option Agreement used in conjunction with the 1983 Stock Option Plan.(6,7)

 10.9          1990 Outside Director's Stock Option Plan.(6,7)

 10.10         Forms of Outside Directors Stock Option Agreement used in
               conjunction with the 1990 Outside Director's Stock Option Plan.
               (6,7)




  10.11        Lease agreement for the Company's principal facility, dated
               August 2, 1995, among the Company and The Prudential Insurance
               Company of America.(7)

  10.12 Letter Agreement, dated August 5, 1994, with respect to the employment of Edward Norton.(6,7)

  10.13 Letter Agreement, dated September 28, 1994, with respect to the employment of Richard Van Hoesen.(6,7)

  10.14 Letter Agreement, dated July 12, 1996 , with respect to the resignation of Thomas Tomasetti.(6,8)

  10.15 Letter Agreement dated June 3, 1996, with respect to the employment of Laurence R. Hootnick.(6,8)

  10.16 Asset Purchase Agreement for the acquisition of the Taiwan operations of Systematic Designs International, Inc. dated July
               2, 1996.(10)

  10.17 Letter Agreement dated August 6, 1996, with respect to the employment of Wynn Bowman.(6,9)

  10.18 Letter Agreement dated August 6, 1996, with respect to the employment of Michael J. Field.(6,9)

  10.19        Change of Control Agreement with Laurence R. Hootnick.(6,11)

  10.20        Change of Control Agreement with Jonathan J. Golovin.(6,11)

  10.21        Form of Change of Control Agreement for Executive Officers.(6,11)

  10.22        1996 Stock Option Plan and Forms of Stock Option Agreement.(6,11)

  10.23        Security and Loan Agreement dated April 1, 1997 between the
               Company and Imperial Bank.(3)

  10.24        Settlement Agreement, dated January 30, 1998, among the Company,
               Consilium Taiwan, Inc., Systematic Designs International, Inc.
               and Jen-Shih Jessi Niou.(12)

  10.25        Asset Purchase Agreement, dated February 19, 1998, among the
               Company, Base Ten FlowStream, Inc. and Base Ten Systems, Inc.(13)

  10.26 Letter Agreement dated January 13, 1998, with respect to the employment of Jim Macek.(6,17)

  10.27        Asset Purchase Agreement for the acquisition of FAST Associates,
               Pte. Dated July 31, 1997. (14)





  10.28        Agreement between the Company and HCL America, Inc., dated
               May 21, 1997. (15,16)

  27           Financial Data Schedule (available in EDGAR format only).

      (1) Incorporated by reference from exhibits of the same number in Registrant's Registration Statement on Form S-1 (File No. 33-27947), effective May 9, 1989.

      (2) Incorporated by reference from exhibits 3.1, 3.2 and 10.19, respectively, in Registrant's Quarterly Report on Form 10-Q for the Quarter ended April 30, 1993.

      (3) Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997.

      (4) Incorporated by reference from exhibit 10.6 in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1994.

      (5) The Securities and Exchange Commission has granted confidential treatment for portions of this document.

      (6) Compensatory or employment arrangement.

      (7) Incorporated by reference from exhibits of the same number in Registrant's Annual Report on Form 10-K for the Year ended October 31, 1995.

      (8) Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1996.

      (9) Incorporated by reference from exhibits of the same number in Registrant's Annual Report on Form 10-K for the Year ended October 31, 1996.

     (10) Incorporated by reference from exhibit 2.1 in Registrant's Report on Form 8-K filed on July 26, 1996 for the acquisition of the Taiwan operations of Systematic Designs International, Inc.

     (11) Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1997.

     (12) Incorporated by reference from exhibits of the same number in Registration Statement on Form S-1 (File No. 333-44743), filed January 22, 1998.

     (13) Incorporated by reference from exhibit 2.1 in Registrant's Report on Form 8-K filed on March 3, 1998 for the sale of assets of the Healthcare Products and Process Industries Group.

     (14) Incorporated by reference from exhibit 2.1 in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997.

     (15) Incorporated by reference from exhibit 10.24 in Registrant's Annual Report on Form 10-K/A for the Year ended October 31, 1997.

     (16) The Company has filed a request for confidential treatment for portions of this document with the Securities and Exchange Commission.

     (17) Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998.

   (b).  Reports on Form 8-K

               None

                                   Signatures



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer and the chief financial officer of the registrant.


                                        CONSILIUM, INC.
                                ------------------------------
                                         (Registrant)



Date       June 12, 1998        by:     /s/ Clifton Wong
     ------------------------      ---------------------------
                                     Clifton Wong
                                     Vice President, Finance and
                                     Chief Financial Officer