Form 10-Q
period 1998-07-31
CONSILIUM INC
filed 1998-09-14
CIK 795090

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO_________.

                       Commission File Number 0-17754

                               CONSILIUM, INC.
                               ---------------
           (Exact name of registrant as specified in its charter)

              Delaware                                    94-2523965
           --------------                                ------------
      (State or other jurisdiction of        (IRS Employer Identification No.)
       incorporation or organization)

485 Clyde Avenue, Mountain View, California                     94043
- -------------------------------------------                 --------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (650) 691-6100
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 3, 1998:

Common Stock, $0.01 par value                       8,637,352
-----------------------------                       ---------
         Class                                  Number of Shares

                               CONSILIUM, INC.

                                    INDEX


                       PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

             Condensed Consolidated Balance Sheets
             July 31, 1998 and October 31, 1997

             Condensed Consolidated Statements of Operations
             Three and nine months ended July 31, 1998 and 1997

             Condensed Consolidated Statements of Cash Flows
             Nine months ended July 31, 1998 and 1997

             Notes to Condensed Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risks


                         PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                               CONSILIUM, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                       July 31,     October 31,
                                                       1998         1997
                                                       -----------  -----------
                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.......................         $6,665       $7,865
  Accounts receivable, net........................          9,299       11,014
  Other current assets............................            608          590
                                                       -----------  -----------
            Total current assets..................         16,572       19,469

Property and equipment, net.......................          2,630        4,312
Software development costs, net...................          1,991        2,688
Goodwill, net.....................................          2,116        3,092
Other assets......................................            364          406
                                                       -----------  -----------
            TOTAL ASSETS..........................        $23,673      $29,967
                                                       ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable/Line of credit.....................           $917       $3,051
  Accounts payable................................          2,612        6,587
  Accrued liabilities.............................          3,676        3,799
  Accrued acquisition costs.......................            300        1,662
  Deferred revenue................................          5,378        6,437
                                                       -----------  -----------
            Total current liabilities.............         12,883       21,536

Note payable......................................          1,833           --
Accrued lease obligation..........................            157           --
Deferred revenue..................................            467           --
                                                       -----------  -----------
            Total liabilities.....................         15,340       21,536

Stockholders' equity..............................          8,333        8,431
                                                       -----------  -----------
            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY..................        $23,673      $29,967
                                                       ===========  ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                      Three Months Ended    Nine Months Ended
                                     --------------------- ---------------------
                                     July 31,   July 31,   July 31,   July 31,
                                     1998       1997       1998       1997
                                     ---------- ---------- ---------- ----------
REVENUES:
     Product.........................   $1,945     $4,420     $6,282    $11,234
     Services........................    5,742      6,405     17,922     18,826
     Development.....................       --         84         --        514
                                     ---------- ---------- ---------- ----------
           Total revenues............    7,687     10,909     24,204     30,574
                                     ---------- ---------- ---------- ----------

COST OF REVENUES:
     Product.........................      228        778      1,078      2,483
     Services........................    2,347      3,593      7,980     11,475
     Development.....................       --         --         --        369
                                     ---------- ---------- ---------- ----------
           Total cost of revenues....    2,575      4,371      9,058     14,327
                                     ---------- ---------- ---------- ----------
GROSS MARGIN.........................    5,112      6,538     15,146     16,247
                                     ---------- ---------- ---------- ----------

OPERATING EXPENSES:
     Research and development........    2,048      3,015      6,344      9,250
     Selling and marketing...........    2,135      3,483      7,474     10,094
     General and administrative......      710      1,006      2,167      2,809
                                     ---------- ---------- ---------- ----------
           Total operating expenses..    4,893      7,504     15,985     22,153
                                     ---------- ---------- ---------- ----------
Income (loss) from operations........      219       (966)      (839)    (5,906)
Interest income......................       74         34        166         98
Interest expense.....................      (56)      (102)      (239)      (173)
Gain on sale of business.............       --         --        550         --
                                     ---------- ---------- ---------- ----------
INCOME (LOSS) BEFORE
     INCOME TAX  PROVISION...........      237     (1,034)      (362)    (5,981)
PROVISION FOR INCOME TAXES...........       33        147        175        262
                                     ---------- ---------- ---------- ----------
NET INCOME (LOSS)....................      204     (1,181)      (537)    (6,243)
PREFERRED STOCK DIVIDENDS............     (225)        --       (838)        --
                                     ---------- ---------- ---------- ----------
NET LOSS ATTRIBUTABLE TO
     COMMON STOCK....................     ($21)   ($1,181)   ($1,375)   ($6,243)
                                     ========== ========== ========== ==========
NET LOSS PER COMMON SHARE
     Basic and diluted...............   ($0.00)    ($0.15)    ($0.16)    ($0.78)


WEIGHTED AVERAGE COMMON SHARES AND
     EQUIVALENTS
     Basic and diluted...............    8,486      8,018      8,503      7,974

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                CONSILIUM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                       Nine Months Ended
                                                    ------------------------
                                                    July 31,     July 31,
                                                    1998         1997
                                                    -----------  -----------
Cash flows from operating activities:
     Net loss......................................      ($537)     ($6,243)
     Adjustments to reconcile net loss to
      net cash used for operating activities:
       Depreciation and amortization...............      2,638        2,694
       Gain on sale of business....................       (550)         --
       Change in assets and liabilities:
          Accounts receivable......................      1,715       (5,221)
          Other assets.............................        (85)        (213)
          Accounts payable.........................     (3,445)         143
          Deferred revenue.........................        328        2,870
          Other liabilities and accrued expenses...       (612)       2,628
                                                    -----------  -----------
            Net cash used for operating activities.       (548)      (3,342)
                                                    -----------  -----------
Cash flows from investing activities:
     Capital expenditures..........................       (242)        (912)
     Capitalized software development costs........       (990)        (525)
     Sales of short-term investments...............        --         1,000
     Cash paid for acquisition of FAST.............       (300)         --
     Cash received from sale of HCP................      1,350          --
                                                    -----------  -----------
            Net cash used for investing activities.       (182)        (437)
                                                    -----------  -----------
Cash flows from financing activities:
     Proceeds from note payable/line of credit.....      2,750        3,051
     Principal payments line of credit/note payable     (3,051)      (1,792)
     Issuance costs of preferred stock.............       (105)         --
     Proceeds from issuance of common stock and
        exercise of options........................        228          288
                                                    -----------  -----------
            Net cash provided by (used for)
              financing activities.................       (178)       1,547
                                                    -----------  -----------
Effect of exchange rate changes on cash............       (292)        (388)
                                                    -----------  -----------
Net decrease in cash and cash equivalents..........     (1,200)      (2,620)

Cash and cash equivalents at beginning of period...      7,865        8,094
                                                    -----------  -----------
Cash and cash equivalents at end of period.........     $6,665       $5,474
                                                    ===========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 CONSILIUM, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      INTERIM FINANCIAL DATA

The interim condensed consolidated financial statements of Consilium, Inc. and its subsidiaries ("the Company") are unaudited but reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial information set forth therein. These interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997. The Company believes the results of operations for the three and nine months ended July 31, 1998 and the cash flows for the nine months ended July 31, 1998 are subject to fluctuation and are not necessarily indicative of results of operations and cash flows for any future period.


2.      NET LOSS PER SHARE

Effective November 1, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." All prior-period earnings per share data presented was restated to conform with SFAS No. 128. SFAS No. 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation.

        Basic and diluted earnings per common share were computed by dividing net loss after deduction of preferred stock dividends by the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities of 2,257,462 and 1,733,070 were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the three quarters ended July 31, 1998 and 1997, respectively.


3.      LINE OF CREDIT / NOTE PAYABLE

As of April 30, 1998, the Company had $3,051,000 outstanding under the Line of Credit Agreement dated April 1, 1997 with its existing bank. On July 24, 1998, the Company entered into a new banking arrangement and paid off all amounts due under the above mentioned Line of Credit Agreement. Under this new facility, the Company can borrow up to $6,500,000, including a $2,750,000 three year term loan (the "Term Loan Agreement"), and an additional line of credit (the "Revolving Facility Agreement") of up to $3,750,000 based on eligible accounts receivable. The term loan agreement is secured by substantially all of the Company's assets, bears interest at 1.0% above the prime rate per annum (9.5% at July 31, 1998) and expires on July 24, 2001.
The revolving facility agreement is secured by substantially all of the Company's assets, bears interest at 0.5% above the prime rate per annum (9.0% at July 31, 1998) and expires on July 24, 1999. At July 31, 1998, $2,750,000 was outstanding under the Term Loan Agreement and no borrowings were outstanding under the Revolving Facility Agreement. The Term Loan and Revolving Facility Agreements require the Company to maintain certain financial covenants. The Company is in compliance with all financial covenants.


4.      NEW ACCOUNTING PRONOUNCEMENTS

        In the first quarter of fiscal 1998, the Company adopted the provisions of SFAS No. 129, "Disclosure of information about Capital Structure," which requires companies to disclose certain information about their capital structure. The adoption of SFAS No. 129 had no impact on the Company's financial statements.

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance regarding the determination of whether computer software is internal-use software, the capitalization of costs incurred for computer software developed or obtained for internal use and accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the effect, if any, of adopting SOP 98-1, which will be effective for the Company in fiscal 2000.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the adoption of SFAS No. 133 will have no effect on the Company's financial statements.


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

RESULTS OF OPERATIONS

REVENUES.       Total revenues for the third quarter of fiscal 1998 decreased
30% to $7,687,000, compared with $10,909,000 in the third quarter of fiscal 1997. Revenues for the first nine months of fiscal 1998 decreased 21% to $24,204,000, compared with $30,574,000 in the same period of fiscal 1997. For the three and nine months ended July 31, 1998, the decreases in total revenues over the same periods of the previous fiscal year were primarily due to the sale of the Health Care and Process business unit, a lower level of WorkStream DFS T product revenues, systems integration services revenues and development revenues, partially offset by a higher level of consulting revenues from its Semiconductor and Electronics business unit.
          Percentage of total revenues for the three and nine months ended July 31, 1998 and 1997 by geographic region were as follows (in thousands):

                                     Three Months Ended  Nine Months Ended
                                    ------------------- -------------------
                                    July 31,  July 31,  July 31,  July 31,
                                    1998      1997      1998      1997
                                    --------- --------- --------- ---------
 North America...................     $3,214    $5,954   $12,167   $14,573
   Percentage of total revenues..         42%       55%       50%       48%
 Europe..........................      1,701     2,306     5,311     5,789
   Percentage of total revenues..         22%       21%       22%       19%
 Asia/Pacific....................      2,772     2,649     6,726    10,212
   Percentage of total revenues..         36%       24%       28%       33%


The proportional decrease in sales to North America for the three and nine months ended July 31, 1998 were due to the sale of the Health Care and Process business unit and lower level of WorkStream product license and maintenance revenues in the North America region. The decrease in sales to Europe for the three and nine months ended July 31, 1998 were due to the sale of the Health Care and Process business unit. The proportional increases in sales to Asia/Pacific for the three months ended July 31, 1998 was due to the mix of a slight increase in product license sales to Asia/Pacific combined with a decrease in total revenue during the period. For the nine months ended July 31, 1998, the proportional decrease in sales to Asia/Pacific was primarily due to lower WorkStream license revenue and lower systems integration services revenues in the Asia/Pacific region as a result of the completion of existing projects, slowdown in the building of new semiconductor fabrications, as well as currency fluctuations in Asia.

     Percentage of total revenues for the three and six months ended July 31, 1998 and 1997 by business unit were as follows (in thousands):

                                     Three Months Ended  Nine Months Ended
                                    ------------------- -------------------
                                    July 31,  July 31,  July 31,  July 31,
                                    1998      1997      1998      1997
                                    --------- --------- --------- ---------
Semiconductor and Electronics
Business Unit
  (WorkStream DFS(TM))...........     $7,687    $8,875   $22,206   $26,355
   Percentage of total revenues..        100%       81%       92%       86%

Healthcare Products and Process
Industries Business Unit
  (FlowStream(R))................         $0    $2,034    $1,998    $4,219
   Percentage of total revenues..          0%       19%        8%       14%


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

Product Revenues.        Product revenues for the three and nine months ended
July 31, 1998 decreased 56% and 44% over the same periods of the previous fiscal year. The decreases were primarily due to lower product revenue levels from the Company's WorkStream DFS and FlowStream product lines during the periods, as described below.

        Product revenues attributable to products in the Company's WorkStream DFS product line decreased 41% to $1,945,000 during the three months ended July 31, 1998, as compared with $3,307,000 for the same period in fiscal 1997. For the nine months ended July 31, 1998, product revenues from the WorkStream DFS product line decreased 45% to $5,340,000, as compared with $9,763,000 in the previous fiscal year. The period over period decreases were primarily due to the continued slowdown in the semiconductor industry, the Asian currency issues and fluctuations in timing of new orders for WorkStreamr products from new semiconductor fabrications.

        Product revenues attributable to FlowStream for the three and nine months ended July 31, 1998 were zero and $910,000, as compared to $1,113,000 and $1,471,000 for the same periods in fiscal 1997. The decreases were attributable to the sale of the Health Care and Process business unit in the second quarter of fiscal 1998.

Services Revenues.      Services revenues for the three months ended July 31,
1998 decreased 10% to $5,742,000, compared with $6,405,000 for the same period of fiscal 1997. For the nine months ended July 31, 1998, services revenues decreased 5% to $17,922,000, compared with $18,826,000 for the same period of fiscal 1997. Services revenues are primarily from annual software maintenance fees, systems integration services relating to the WorkStream DFST product line, specialized programming services, resident and application consulting services and customer training. The decreases in services revenues for the three and nine months ended July 31, 1998 were primarily due to the sale of the Health Care and Process business unit, and a decrease in systems integration services revenues, partially offset by an increase in consulting services revenues from the Company's WorkStream product line. Services revenues normally are subject to fluctuations primarily due to the timing of new contracts and the completion of existing projects.

Development Revenues.           The Company has no development revenues for
the three and nine months ended July 31, 1998, compared with $84,000 and $514,000 for the same periods of fiscal 1997. Development revenues include work associated with porting agreements and development contract work for third parties. Under these contracts and agreements, the Company earns development and porting revenues, with participating third parties having the right to license and use the software, often sooner than otherwise would have occurred. Development revenues can vary significantly from period to period, depending upon the number of contracts which have been entered into and the state of completion of such projects. The decreases in development revenues during the three and nine months ended July 31, 1998 were primarily due to the completion of all funded development projects. Based on current internal development resource allocations and projects planned, the Company expects that the Company will not have any significant development revenues in fiscal 1998, although the Company may take on additional development projects in the future if business and strategic objectives of the Company are met by such projects.

COSTS AND EXPENSES

Cost of Product Revenues.       Cost of product revenues for the three months
ended July 31, 1998 decreased 71% to $228,000, compared with $778,000 for the same period of the previous fiscal year. The absolute dollar and percentage decreases in cost of product revenues for the three months ended July 31, 1998 were primarily due to lower product license sales and lower third party software product costs, compared with the same period of fiscal 1997. For the nine months ended July 31, 1998, cost of product revenues decreased 57% to $1,078,000, compared with $2,483,000 for the same period of fiscal 1997. The absolute dollar and percentage decreases in cost of product revenues for the nine months ended July 31, 1998 were primarily due to lower product license sales during the period. Cost of product revenues includes amortization of capitalized software development costs, royalties, and purchased software which is resold to the end customer, typically along with the Company's own software. Depending on the mix of sales of proprietary software (and the variance in associated third party royalties) and additional third party software relating to specific orders, the associated costs of product revenue can vary significantly. Product costs as a percentage of product revenues for the three and nine months ended July 31, 1998 were 12% and 17%, respectively, compared with 18% and 22% for the same periods of the previous year. The decrease in cost of product revenues for the three months ended July 31, 1998 as a percentage of product revenues was attributable to lower third party product costs and lower royalties associated with the product revenues during the period.

Cost of Services Revenues.      Cost of services revenues decreased 35% to
$2,347,000 for the three months ended July 31, 1998, compared with $3,593,000 for the same period of the previous fiscal year. For the nine months ended July 31, 1998, cost of services revenues decreased 30% to $7,980,000, compared with $11,475,000 for the same period of the previous fiscal year. The decreases in absolute dollars and percentage of cost of services revenues were primarily due to lower third party systems integration consulting costs, lower systems integration services revenues and lower FlowStream services revenues as a result of the sale of the Health Care and Process business unit in the second quarter of fiscal 1998, partially offset by the hiring of additional permanent services personnel to support the systems integration services.
Cost of services revenues was 41% and 45% of total services revenues for the three and nine months ended July 31, 1998, respectively, compared with 56% and 61% in the comparable periods of fiscal 1997. The decrease in cost of services revenues as a percentage of services revenues was primarily due to an increase in systems integration projects with higher margins in fiscal 1998.

Cost of Development Revenues.   Cost of development revenues decreased to zero
for the nine months ended July 31, 1998, compared with $369,000 for the same period of the previous fiscal year. The absolute dollar decrease in cost of development revenues for the nine months ended July 31, 1998 was primarily due to the completion of all funded development projects in fiscal 1997. Development costs, which may vary significantly from project to project, include direct labor costs associated with development contracts and porting projects as well as third party consulting expenses.

Research and Development Expenses.    Research and development expenses
represented 27% and 26% of total revenues for the three and nine month periods ended July 31, 1998, respectively, compared with 28% and 30% for the same periods of the previous fiscal year. Research and development expenses were $2,048,000 and $6,344,000 for the three and nine months ended July 31, 1998, respectively, as compared to $3,015,000 and $9,250,000 for the same periods of the previous fiscal year. The decrease in the percentage of research and development expenses as a percentage of total revenues and the decrease in the absolute dollar amount of research and development expenses for the three and nine months ended July 31, 1998 were primarily due to lower overall research and development activities as a result of the sale of the Health Care and Process business unit coupled with the continued move of the Company's software development group to India by subcontracting with HCL Infosystems, and the reimbursement of research and development expenses of $324,000 under an Advanced Technology Program (ATP) award form the National Institute of Standards and Technology (NIST). Included in research and development expenses are costs associated with the development of new products and the costs of enhancing and maintaining existing products.

        Software development expenditures of $168,000 and $287,000 were capitalized for the three months ended July 31, 1998 and 1997, respectively. The amounts represent approximately 8% and 9% of total research and development expenditures during such periods, respectively. The absolute dollar and percentage decreases were due to a decrease in the amount of software development costs eligible for capitalization during the quarter ended July 31, 1998. In accordance with SFAS No. 86, the amount of research and development expenditures capitalized in a given time period depends upon the amount of development work performed subsequent to the establishment of technological feasibility for a product. Accordingly, amounts capitalized may vary from period to period.

Selling and Marketing Expenses. Selling and marketing expenses represented 28% and 31% of total revenues for the three and nine months ended July 31, 1998, respectively, as compared with 32% and 33% for the same periods of fiscal 1997. The decrease in sales and marketing expenses as a percentage of total revenues during the three and nine months ended July 31, 1998 was due to a lower level of sales activities, partially offset by lower total revenues during the periods. Selling and marketing expenses were $2,135,000 and $7,474,000 for the three and nine months ended July 31, 1998, respectively, compared with $3,483,000 and $10,094,000 for the same periods of the previous year. The decreases in the absolute dollar amount of selling and marketing expenses for the three and nine months ended July 31, 1998, compared with the same periods in fiscal 1997, were primarily due to an overall decrease in headcount and related travel expenses as a result of the sale of the Health Care and Process business unit and the Company's efforts to control overall operating expenses relative to revenues.

General and Administrative Expenses.    General and administrative expenses
represented 9% of total revenues for the three and nine month periods ended July 31, 1998, respectively, as compared with 9% for the same periods of the previous fiscal year. General and administrative expenses were $710,000 and $2,167,000 for the three and nine months ended July 31, 1998, compared to $1,006,000 and $2,809,000 for the same periods in fiscal 1997. The decrease in absolute dollars for the three and nine months ended July 31, 1998 was primarily due to an overall decrease in headcount and the Company's efforts to control operating expenses relative to revenues. General and administrative expenses include the costs of the finance, accounting and administrative operations of the Company.

Interest Income and Expense. Interest income was $74,000 and $166,000 for the three and nine months ended July 31, 1998, respectively, compared to $34,000 and $98,000 for the same periods in the previous fiscal year. Higher invested cash balances and slightly higher interest rate levels accounted for the increase in interest income. Interest expense was $56,000 and $239,000 for the three and nine months ended July 31, 1998, respectively, compared to $102,000 and $173,000 for the same periods in fiscal 1997. The increase in interest expense was primarily due to higher outstanding short term borrowings in fiscal 1998.

Provision for Income Taxes.   The income tax provision for the nine months
ended July 31, 1998 represents taxes on earnings of certain foreign subsidiaries, which are profitable, and taxes paid in certain foreign jurisdictions. The Company has established a 100% valuation allowance against its deferred tax asset and reviews this allowance on a periodic basis. At such time that the Company believes that it is more likely than not that a portion of the deferred tax asset will be realized, the valuation allowance will be reduced.

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

The Company's expense levels will be based, in part, on expectations of future revenues. If revenue levels in a particular quarter do not meet expectations, operating results could be adversely affected. The slowdown in the semiconductor industry and in the construction of new wafer fabrication facilities has resulted in Consilium experiencing rescheduled orders, a reduction or delay in orders for WorkStream DFS and lower than expected demand for systems integration services; there can be no assurance that this slowdown will not continue. Quarterly revenue and operating results will depend on the volume and timing of orders received during the quarter, which are difficult to forecast accurately. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter, with these revenues frequently concentrated in the last two weeks of the quarter. Operating results would be disproportionately affected by a reduction in revenue because only a small portion of the Company's expense vary with its revenue. In addition, the Company's margins in its systems integration projects are typically lower than its margins from sales of its WorkStream products and maintenance contracts for such products. The Company expects that revenues from its systems integration services will continue to increase as a percentage of overall revenues, and that its overall margins will correspondingly decrease. Additional risk factors are set forth in the Company's Annual Report on Form 10-K for the year ended October 31, 1997. Operating results in any period should not be considered indicative of the results to be expected for any future period, and there can be no assurance that the Company's revenues will increase or that the Company will achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES.     As of July 31, 1998, the Company had
$6,665,000 in cash and cash equivalents, as compared with $7,865,000 in cash and cash equivalents and short term investments at October 31, 1997. The Company used $548,000 for operating activities during the nine months ended July 31, 1998, compared with $3,342,000 used for operating activities in the same period of the previous fiscal year. The decrease was due primarily to a decrease in net loss, partially offset by changes in the balances of operating assets and liabilities.

        Net cash used for investing activities was $182,000 during the first nine months of fiscal 1998, as compared with $437,000 of net cash used for investing activities for the same period in fiscal 1997. The $182,000 net cash used for investing activities during the nine months ended July 31, 1998 represented cash received from the sale of the Health Care and Process business unit, offset by capital expenditures, capitalized software development costs, and FAST acquisition costs.

        Net cash used for financing activities was $178,000 during the first nine months of fiscal 1998, which represented proceeds from the issuance of common stock, offset by preferred stock issuance costs.

        Under the asset purchase agreement to purchase certain tangible and intangible assets from FAST, the Company may be required to make additional annual performance-based payments. Such performance-based payments will be based upon specified percentages of systems integration and related services net operating margin, and net product license and maintenance revenue recognized by the Company in certain countries in Asia for a period of three years ending on August 1, 2000, as follows: 45% of systems integration/services net operating margin, 10% of product license net revenue, and 2.5% of product maintenance net revenue. Such payments may be made in cash or Common Stock, at the option of the Company. The first $1,500,000 of the performance payments are guaranteed. As of July 31, 1998, $1,200,000 of these guaranteed performance payments have been paid, $900,000 by issuance of 234,192 shares of the Common Stock and one cash payment of $300,000. The last guaranteed performance payment of $300,000 of cash has been paid in August 1998. FAST has certain registration rights with respect to the Common Stock issued. Shares of common stock issued in fiscal 1997 have been registered by the Company in fiscal 1998.

As of April 30, 1998, the Company had $3,051,000 outstanding under the Line of Credit Agreement dated April 1, 1997 with its existing bank. On July 24, 1998, the Company entered into a new banking arrangement and paid off all amounts due under the above mentioned Line of Credit Agreement. Under this new facility, the Company can borrow up to $6,500,000, including a $2,750,000 three year term loan (the "Term Loan Agreement"), and an additional line of credit (the "Revolving Facility Agreement") of up to $3,750,000 based on eligible accounts receivable. The term loan agreement is secured by substantially all of the Company's assets, bears interest at 1.0% above the prime rate per annum (9.5% at July 31, 1998) and expires on July 24, 2001.
The revolving facility agreement is secured by substantially all of the Company's assets, bears interest at 0.5% above the prime rate per annum (9.0% at July 31, 1998) and expires on July 24, 1999. At July 31, 1998, $2,750,000 was outstanding under the Term Loan Agreement and no borrowings were outstanding under the Revolving Facility Agreement. The Term Loan and Revolving Facility Agreements require the Company to maintain certain financial covenants. The Company is in compliance with all financial covenants.

        Management believes the existing cash and cash equivalents including cash generated from operations combined with its borrowing capacity under the new Term Loan and Revolving Facility Agreement will be sufficient to meet the Company's working capital and capital expenditure requirements for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        Not applicable

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information
          -----------------
          None


Item 6.   Exhibits and Reports on
          Form 8-K
          -----------------------

      (a).  List of Exhibits


  Exhibit
  Number       Exhibit Title
- ----------     --------------------------
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

 10.25         Asset Purchase Agreement, dated February 19, 1998, among the
               Company, Base Ten FlowStream, Inc. and Base Ten Systems, Inc.(13)

 10.26 Letter Agreement dated January 13, 1998, with respect to the employment of Jim Macek.(6,16)

 10.27         Asset Purchase Agreement for the acquisition of FAST Associates,
               Pte. Dated July 31, 1997. (14)

 10.28         Agreement between the Company and HCL America, Inc., dated
               May 21, 1997. (5,15)

 10.29 Security and Loan Agreement dated July 24, 1998 between the Company and Venture Banking Group.

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

     (14) Incorporated by reference from exhibit 2.1 in Registrant's Quarterly Report on Form 10-Q for the Quarter ended July 31, 1997.

     (15) Incorporated by reference from exhibit 10.24 in Registrant's Annual Report on Form 10-K/A for the Year ended October 31, 1997.

     (16) Incorporated by reference from exhibits of the same number in Registrant's Quarterly Report on Form 10-Q for the Quarter ended January 31, 1998.

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



Date   September 11, 1998     by:     /s/ Clifton Wong
     ------------------------      ---------------------------
                                     Clifton Wong
                                     Vice President, Finance and
                                     Chief Financial Officer